Form 10-Q
period 2021-06-30
Hippo Holdings Inc.
filed 2021-08-16
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File No. 001-39711

Hippo Holdings Inc.
(Exact name of registrant as specified in its charter)

Delaware	32-0662604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Forest Avenue Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)
650 294-8463
(Registrant’s telephone number, including area code)
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HIPO	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	HIPO.WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 16, 2021, 559,038,333 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HIPPO HOLDINGS INC.
Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
HIPPO HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$101,045	$622,985
Prepaid expenses	800,310	1,074,689

Total current assets	901,355	1,697,674
Cash and investments held in Trust Account	230,004,108	230,018,693

Total Assets	$230,905,463	$231,716,367

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$89,189	$—
Accrued expenses	874,866	139,684
Due to related party	334,663	11,560

Total current liabilities	1,298,718	151,244
Deferred legal fees	200,000	200,000
Deferred underwriting commissions	8,050,000	8,050,000
Derivative warrant liabilities	16,603,180	13,467,630

Total liabilities	26,151,898	21,868,874
Commitments and Contingencies
Class A ordinary shares; 19,975,356 and 20,484,749 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	199,753,560	204,847,490
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,024,644 and 2,515,251 shares issued and outstanding (excluding 19,975,356 and 20,484,749 shares subject to possible	303	252
redemption) at June 30, 2021 and December 31, 2020, respectively
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	11,565,268	6,471,389
Accumulated deficit	(6,566,141)	(1,472,213)

Total shareholders’ equity	5,000,005	5,000,003

Total Liabilities and Shareholders’ Equity	$230,905,463	$231,716,367

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

HIPPO HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$561,581	$2,017,703

Loss from operations	(561,581)	(2,017,703)
Other income (expense)
Unrealized gain on investments held in Trust Account	6,408	59,325
Change in fair value of derivative warrant liabilities	(2,076,920)	(3,135,550)

Total other income (expense)	(2,070,512)	(3,076,225)

Net loss	$(2,632,093)	$(5,093,928)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,000,000	23,000,000

Basic and diluted net loss per Class A ordinary share	$—	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net loss per Class B ordinary share	$(0.46)	$(0.89)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIPPO HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	2,515,251	$252	5,750,000	$575	$6,471,389	$(1,472,213)	$5,000,003
Shares subject to possible redemption	246,184	24	—	—	2,461,816	—	2,461,840
Net loss	—	—	—	—	—	(2,461,835)	(2,461,835)

Balance - March 31, 2021 (unaudited)	2,761,435	$276	5,750,000	$575	$8,933,205	$(3,934,048)	$5,000,008

Shares subject to possible redemption	263,209	27	—	—	2,632,063	—	2,632,090
Net loss	—	—	—	—	—	(2,632,093)	(2,632,093)

Balance - June 30, 2021 (unaudited)	3,024,644	$303	5,750,000	$575	$11,565,268	$(6,566,141)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIPPO HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(5,093,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(59,325)
Change in fair value of derivative warrant liabilities	3,135,550
Changes in operating assets and liabilities:
Prepaid expenses	274,379
Accounts payable	89,189
Accrued expenses	735,182
Due to related party	323,103

Net cash used in operating activities	(595,850)

Cash Flows from Investing Activities:
Cash received from Trust Account	73,910

Net cash provided by investing activities	73,910

Net decrease in cash	(521,940)
Cash - beginning of the period	622,985

Cash - end of the period	$101,045

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$(5,093,930)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Basis of Presentation
Hippo Holdings Inc, formerly known as Reinvent Technology Partners Z, which was formerly known as Reinvent Technology Partners B (the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on October 2, 2020. On February 23, 2021, RTPZ Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company, was formed. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (a “Business Combination”).
All activity for the period from October 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, the search for a target company for a Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering and Private Placement (defined below).
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tax obligations). The
per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which were adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased by them during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Sponsor and the Company’s executive officers and directors have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one
basis, into a share of common stock, par value $0.0001, of the Company (after its Domestication) (the “RTPZ Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, will convert automatically, on a one-for-one
basis, into a share of RTPZ Common Stock, (iii) each then issued and outstanding warrant to acquire the Company’s Class A Ordinary Shares will convert automatically into a warrant to acquire an equal number of shares of RTPZ Common Stock (“Domesticated RTPZ Warrant”), and (iv) each then issued and outstanding unit of the Company will convert automatically into a share of RTPZ Common Stock, on a one-for-one
basis, and
one-fifth
of one Domesticated RTPZ Warrant.
On March 3, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 55 million shares of RTPZ Common Stock for an aggregate purchase price equal to $550 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the applicable subscription agreements.
On August 2, 2021, the Company closed the Business Combination and on August 3, 2021, Hippo Holdings common stock and warrants begin publicly trading on The New York Stock Exchange under the new symbols “HIPO” and “HIPO.WS”, respectively.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements contained in Amendment No. 1 to the Company’s Annual Report on
Form 10-K/A filed
with the SEC on May 11, 2021.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial state
me
nts with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $101,000 in its operating bank account and a working capital deficit of approximately $397,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $194,000 from the Sponsor pursuant to the promissory note (see Note 4), and the proceeds from the consummation of the Initial Public Offering and Private Placement not held in the Trust Account. The Company fully repaid the promissory note as of September 21, 2020 (see Note 4). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
On August 2, 2021, the Company closed the Business Combination. On August 2, 2021, the Company issued, in the aggregate, 55,000,000 shares of its common stock to investors at $10.00 per share for aggregate consideration of $550,000,000.
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
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets.
Fair Value Measurements
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of Public Warrants issued in connection with the Public Offering and the fair value of Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Public Warrants as of December 31, 2020 was estimated using a Monte Carlo simulation model. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 19,975,356 and 20,484,749, respectively, of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 9,000,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events.
The Company’s unaudited condensed consolidated statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of net income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the unrealized gain on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $165,000, available to be withdrawn from the Trust Account, resulting in income of approximately $6,000 and $59,000 for the three and six months ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less net income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 5—Related Party Transactions
Founder Shares
On October 7, 2020, the Sponsor paid an aggregate of $25,000 to cover for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to forfeit up to an aggregate of 750,000 Founder Shares to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on November 19, 2020; thus, those Founder Shares were no longer subject to forfeiture.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Support Services Agreement
The Company entered into a support services agreement (the “Support Services Agreement”) that provides that, commencing on the date that the Company’s securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay Support Services Fees to Reinvent Capital LLC (“Reinvent Capital”) that total $625,000 per year for support and administrative services, as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for office space under the Support Services Agreement. The Company recognized Support Service Fees of approximately $156,200 and $312,500 in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and included $312,500 in Due to Related Party on the condensed consolidated balance sheet at June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company had Support Services Fees of $312,500 and $0, respectively, in Due to Related Party on the condensed consolidated balance sheet. The Company ceased paying these quarterly fees following the consummation of the Hippo Business Combination.
In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made from funds held outside the Trust Account, including funds released from the Trust Account to pay for working capital, subject to an annual limit of $165,000. For the three and six months ended June 30, 2021, the Company incurred reimbursable expenses of approximately $28,800 and $41,200, respectively, in reimbursable expenses paid by the Sponsor, which was recognized in the condensed consolidated statements of operations and included $41,200 in Due to Related Party on the condensed consolidated balance sheet at June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company had reimbursable expenses of approximately $22,000 and $11,500, respectively, in Due to Related Party on the condensed consolidated balance sheet. The Company ceased paying these cost reimbursements following the consummation of the Hippo Business Combination.
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
Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer certain of their fees until the consummation of the initial Business Combination. As of June 30, 2021, the Company recorded deferred legal fees of approximately $200,000 in connection with such services on the accompanying balance sheet.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Shareholders’ Equity
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued and outstanding, including 19,975,356 and 20,484,749 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Note 8—Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 4,600,000 Public Warrants and 4,400,000 Private Placement Warrants outstanding.
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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 9—Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities	$230,004,108	$-	$-
Liabilities:
Derivative warrant liabilities – public warrants	$8,318,290	$-	$-
Derivative warrant liabilities – private warrants	$-	$-	$8,284,890
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Fund	$230,017,782	$-	$-
Liabilities:
Derivative warrant liabilities – public warrants	$-	$-	$6,762,630
Derivative warrant liabilities – private warrants	$-	$-	$6,705,000
The remainder of the balance in Investments held in Trust Account is comprised of cash equivalents. Level 1 assets include investments in cash, money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since January 2021. For the three and six months ended June 30, 2021, the Company recognized a charge to the condensed consolidated statements of operations resulting from an increase in the fair value of liabilities of approximately $2.1 million and $3.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed consolidated statements of operations.
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2021	As of December 31, 2020
Stock price	$9.93	$9.98
Volatility	25.7%	23.5%
Expected life of the options to convert	5.10	5.47
Risk-free rate	0.88%	0.43%
Dividend yield	-	-
The change in the fair value of the Level 3 derivative warrant liabilities for six months ended June 30, 2021 is summarized as follows:

Level 3 – Derivative warrant liabilities at January 1, 2021	$13,467,630
Transfer of Public Warrants to Level 1	(7,285,410)
Change in fair value of derivative warrant liabilities	2,102,670

Level 3 – Derivative warrant liabilities at June 30, 2021	$8,284,890

Note 10—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through August 1
6
, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that, other than as described below, all such events that would require recognition or disclosure have been recognized or disclosed.

HIPPO HOLDINGS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 29, 2021, 19,261,380 of the Company’s Class A ordinary shares amounting to $192,613,300 were presented for redemption in connection with the Business Combination. These redemptions were completed, and amount settled with the shareholders.
On August 2, 2021 the Company closed Business Combination and on August 3, 2021 Hippo Holdings common stock and warrants begin publicly trading on The New York Stock Exchange under the new symbols “HIPO” and “HIPO.WS”, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Hippo Holdings Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This
Quarterly Report on Form 10-Q (this
“Quarterly Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations, including the proposed Hippo Business Combination (as defined below) , and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Risk Factors section of Amendment No. 1 to our Annual Report on Form
10-K/A
filed with the SEC on May 11, 2021, in the Hippo Business Combination Proxy Statement/Prospectus (as defined below) and in our other filings with the Securities and Exchange Commission (the “SEC”). Our filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We were a blank check company incorporated on October 2, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is Reinvent Sponsor Z LLC, a Cayman Islands exempted limited liability company (our “Sponsor”).
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
Upon the closing of the Initial Public Offering and the Private Placement, an aggregate of $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7 under
the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

Recent Developments—Hippo Business Combination
On March 3, 2021, we announced that we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with RTPZ Merger Sub LLC, RTPZ Merger Sub Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), and Hippo Enterprises Inc. (“Hippo”), a Delaware corporation.
The Merger Agreement provided that:

•
at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions of the Merger Agreement and in accordance with the General Corporation Law of the State of Delaware, as amended (the “DGCL”), (i) Merger Sub merged with and into Hippo, the separate corporate existence of Merger Sub ceased and Hippo became the surviving corporation and a wholly owned subsidiary of the Company (the “First Merger”) and (ii) immediately following the First Merger, Hippo (as the surviving corporation of the First Merger) merged with and into the Company, the separate corporate existence of Hippo ceased and the Company became the surviving corporation (the “Second Merger” and, together with the First Merger, the “Mergers”);

•
as a result of the Merger, among other things, all outstanding shares of capital stock of Hippo were canceled in exchange for the right to receive, in the aggregate, a number of shares of RTPZ Common Stock (as defined below) equal to the quotient obtained by dividing (i) $5,522,000,000 (representing the enterprise value of $5,000,000,000 plus Hippo’s cash as of December 31, 2020 ($522,000,000)) by (ii) $10.00; and

•	upon the effective time of the Domestication (as defined below), the Company was immediately renamed “Hippo Holdings Inc.”
Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, Cayman Islands Companies Act (as revised) (the “CICA”) and our amended and restated memorandum and articles of association, we effected a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which our jurisdiction of incorporation was changed from the Cayman Islands to the State of Delaware (the “Domestication”).
In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company, were converted automatically, on a one-for-one basis,
into a share of common stock, par value $0.0001, of the Company (after its Domestication) (the “RTPZ Common Stock”), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company, were converted automatically, on a one-for-one basis,
into a share of RTPZ Common Stock, (iii) each then issued and outstanding warrant to acquire the Company’s Class A ordinary shares were converted automatically into a warrant to acquire an equal number of shares of RTPZ Common Stock (a “Domesticated RTPZ Warrant”), and (iv) each then issued and outstanding unit of the Company were converted automatically into a share of RTPZ Common Stock, on a one-for-one basis,
and one-fifth of
one Domesticated RTPZ Warrant.
On March 3, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 55 million shares of RTPZ Common Stock for an aggregate purchase price equal to $550 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing, subject to the terms and conditions contemplated by the applicable subscription agreements.
On March 3, 2021, our Sponsor entered into the Sponsor Agreement (the “Sponsor Agreement”) with the Company and Hippo, pursuant to which the parties thereto agreed to, among other things, (i) certain vesting terms with respect to the RTPZ Common Stock beneficially owned by our Sponsor as of the Domestication, (ii) a lock-up
of securities held by our Sponsor, (iii) the mandatory exercise of the Domesticated RTPZ Warrants held by our Sponsor if (a) RTPZ elects to redeem the Domesticated RTPZ Warrants held by RTPZ’s public shareholders and (b) the last reported sales price of the RTPZ Common Stock for any 20 Trading Days (as defined in the Sponsor Agreement) within a period of 30 consecutive Trading Days exceeds $25.00 per share and (iv) certain rights of Sponsor with respect to board representation of the combined company at the Closing, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

On July 30, 2021, as contemplated by the Merger Agreement we filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which we were domesticated and continue as a Delaware corporation, changing our name to “Hippo Holdings Inc.” (the “Domestication”).
As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding RTPZ Class A ordinary shares converted automatically, on a one-for-one basis,
into a share of Hippo Holdings common stock, (2) each of the then issued and outstanding RTPZ Class B ordinary shares converted automatically, on a one-for-one basis,
into a share of Hippo Holdings common stock, (3) each then issued and outstanding RTPZ warrant converted automatically into a Hippo Holdings warrant and (4) each issued and outstanding RTPZ unit separated automatically into one share of Hippo Holdings common stock and one-fifth of
one Hippo Holdings warrant.
On August 2, 2021, as contemplated by the Merger Agreement, RTPZ and Hippo consummated the merger transactions contemplated by the Merger Agreement.
For more information about the Merger Agreement and the proposed Hippo Business Combination, see our Current Report on Form 8-K filed with the SEC on March 4, 2021 and the final prospectus and proxy statement (Registration Number 333- 254691) related to the proposed Hippo Business Combination filed with the SEC on July 9, 2021 (the “Hippo Business Combination Proxy Statement/Prospectus”). Unless specifically stated, this Quarterly Report does not contain the risks associated with the proposed Hippo Business Combination, which are included in the Hippo Business Combination Proxy Statement/Prospectus. Additionally, unless specifically stated, this Quarterly Report does not give effect to the proposed Hippo Business Combination.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and the negotiation and execution of the proposed Hippo Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash
gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.
For the three months ended June 30, 2021, we had a net loss of approximately $2.6 million, which consisted of approximately $561,600 in general and administrative costs and $2.1 million change in the fair value of derivative warrant liabilities, partially offset by approximately $6,400 gain on the investments held in the Trust Account.
For the six months ended June 30, 2021, we had a net loss of approximately $5.1 million, which consisted of approximately $2.0 million in general and administrative costs and $3.1 million change in the fair value of derivative warrant liabilities, partially offset by approximately $59,000 gain on the investments held in the Trust Account
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $101,000 in our operating bank account, a working capital deficit of approximately $397,000 and no interest income available in the Trust Account to fund our working capital requirements, subject to an annual limit of $165,000, and/or to pay our taxes, if any.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares (as defined in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities) to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $60,000 to us under a promissory note (the “Note”). We repaid the Note in full as of November 23, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed consolidated balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay support services fees to Reinvent Capital LLC (“Reinvent Capital’) that total $625,000 per year for support and administrative services (“Support Services Agreement”), as well as reimburse Reinvent Capital for any out-of-pocket
expenses it incurs in connection with providing services or for office space under this agreement. As of June 30, 2021, we paid $0 to Reinvent Capital as part of the Support Services Agreement and recognized approximately $156,000 and $312,500 in the condensed consolidated statements of operations for the three and six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, we had Support Services fees of $312,500 and $0, respectively, in Due to Related Party on the condensed consolidated balance sheet. We ceased paying these quarterly fees and periodic cost reimbursements following the consummation of the Hippo Business Combination.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.

The warrants issued in the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The initial fair value of Public Warrants issued in connection with the Public Offering and the fair value of the Private Placement Warrants have been estimated using Monte-Carlo simulations at each measurement date. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 19,975,356 and 20,484,749, respectively, Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheet.
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
Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the unrealized gain on investments held in the Trust Account, net of applicable taxes and interest to fund working capital requirements, subject to an annual limit of $165,000, available to be withdrawn from the Trust Account, resulting in income of approximately $6,408 and $59,300 for the three and six months ended June 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income (loss) attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed consolidated financial statements.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item
303(a)(4)(ii) of Regulation S-K.

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Annual Report on Form 10K/A for the year ended December 31, 2021, as filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	we have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions; and

•	we are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took certain actions to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Unless specifically stated, this Quarterly Report does not contain the risks associated with the proposed Hippo Business Combination, which are included in the Hippo Business Combination Proxy Statement/Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sales
On October 7, 2020, our Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 ordinary shares (the “Founder Shares”). In October 2020, our Sponsor transferred 30,000 Founder Shares to each of the Company’s independent director nominees. Our Sponsor agreed to forfeit up to an aggregate of 2,250,000 Founder Shares to the extent that the option to purchase Over-Allotment Units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on November 19, 2020; thus, those Founder Shares were no longer subject to forfeiture.
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
Substantially concurrently with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,400,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds of $6.6 million.
In connection with the Initial Public Offering, we incurred offering costs of approximately $13.1 million (including deferred underwriting commissions of approximately $8.1 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $230.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report.
There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 3, 2021 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2020).

31.1	Certification of Chief Executive and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August, 2021.

HIPPO HOLDINGS INC.

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer