Form 10-Q
period 2021-09-30
Hippo Holdings Inc.
filed 2021-11-10
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number 001-39711

HIPPO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0662604
(State of incorporation)	(I.R.S. Employer Identification No.)

150 Forest Avenue Palo Alto, California	94301
(Address of Principal Executive Offices)	(Zip Code)
(650) 294-8463
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	HIPO	New York Stock Exchange
Warrants to purchase common stock	HIPO.WS	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The registrant had outstanding 562,663,119 shares of common stock as of November 4, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•our public securities’ liquidity and trading;
•our future capital needs following the Business Combination and the PIPE Investment (each as defined below);
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the completion of the Business Combination;
•our future results of operations and financial condition;
•our ability to attract, retain, and expand our customer base;
•our ability to maintain and enhance our brand and reputation;
•our lack of operating history and ability to attain profitability;
•our ability to effectively manage the growth of our business;
•the effects of seasonal trends on our results of operation;
•our ability to attain greater value from each customer;
•our ability to compete effectively in our industry;
•our ability to maintain reinsurance contracts;
•our ability to utilize our proprietary technology;
•our ability to underwrite risks accurately and charge profitable rates;
•our ability to protect our intellectual property;
•our ability to expand our product offerings or improve existing ones;
•our ability to attract and retain personnel;
•potential harm caused by misappropriation of our data and compromises in cybersecurity;
•potential harm caused by changes in internet search engines’ methodologies;
•our ability to raise additional capital;
•fluctuations in our results of operation and operating metrics;
•our ability to receive, process, store, use and share data, and compliance with laws and regulations related to data privacy and data security;
•our ability to stay in compliance with laws and regulation that currently apply, or become applicable, to our business both in the United States and internationally;
•our inability to predict the lasting impacts of COVID-19 to our business in particular, and the global economy generally;
•our expected uses of the cash on our balance sheet following the Business Combination and the PIPE Investment; and
•other factors detailed in the section titled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-259040), filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2021.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $60.1 million and $55.9 million, respectively)	$59.7	$56.0
Short-term investments	12.3	—
Total investments	72.0	56.0
Cash and cash equivalents	778.7	452.3
Restricted cash	44.1	40.1
Accounts receivable, net of allowance of $0.4 million and $0.5 million, respectively	60.3	37.1
Reinsurance recoverable on paid and unpaid losses and LAE	279.4	134.1
Prepaid reinsurance premiums	228.1	129.4
Ceding commissions receivable	38.0	21.3
Capitalized internal use software	21.6	14.7
Goodwill	53.2	47.8
Intangible assets	33.7	33.9
Other assets	49.1	12.7
Total assets	$1,658.2	$979.4
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Liabilities:
Loss and loss adjustment expense reserve	$239.7	$105.1
Unearned premiums	244.3	150.3
Reinsurance premiums payable	162.1	86.1
Provision for commission	11.2	28.2
Fiduciary liabilities	23.8	17.5
Convertible promissory notes	—	273.0
Derivative liability on notes	—	113.3
Contingent consideration liability	11.5	12.0
Preferred stock warrant liabilities	—	22.9
Accrued expenses and other liabilities	61.9	25.7
Total liabilities	754.5	834.1
Commitments and contingencies (Note 12)
Convertible preferred stock:
Preferred stock, $0.0001 par value per share; 10,000,000 and 323,232,460 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 305,887,443 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; Liquidation preferences of $0 and $359.4 million as of September 30, 2021 and December 31, 2020, respectively	—	344.8
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 2,000,000,000 and 582,981,484 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 562,873,880 and 92,547,014 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,469.1	56.9
Accumulated other comprehensive (loss) income	(0.4)	0.1
Accumulated deficit	(567.3)	(256.6)
Total Hippo stockholders' equity (deficit)	901.4	(199.6)
Noncontrolling interest	2.3	0.1
Total stockholders’ equity (deficit)	903.7	(199.5)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,658.2	$979.4
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue:
Net earned premium	$10.9	$4.7	$29.9	$8.7
Commission income, net	6.6	6.3	18.2	21.8
Service and fee income	3.7	1.8	10.8	3.9
Net investment income	0.1	0.2	0.2	0.8
Total revenue	21.3	13.0	59.1	35.2
Expenses:
Losses and loss adjustment expenses	26.3	8.7	65.0	13.9
Insurance related expenses	7.1	5.2	23.2	13.0
Technology and development	8.3	5.7	22.7	13.2
Sales and marketing	22.4	17.6	69.3	52.9
General and administrative	13.4	16.2	30.6	27.3
Interest and other (income) expense	(26.4)	0.1	156.5	4.2
Total expenses	51.1	53.5	367.3	124.5
Loss before income taxes	(29.8)	(40.5)	(308.2)	(89.3)
Income taxes (benefit) expense	0.1	(1.9)	0.4	(1.9)
Net loss	(29.9)	(38.6)	(308.6)	(87.4)
Net income attributable to noncontrolling interests, net of tax	1.0	—	2.1	—
Net loss attributable to Hippo	$(30.9)	$(38.6)	$(310.7)	(87.4)
Other comprehensive income:
Change in net unrealized gain or loss on investments, net of tax	(0.1)	(0.2)	(0.4)	(0.2)
Comprehensive loss attributable to Hippo	$(31.0)	$(38.8)	$(311.1)	$(87.6)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(30.9)	$(38.6)	$(310.7)	$(87.4)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	386,882,408	87,383,796	175,690,513	85,864,640
Net loss per share attributable to Hippo - basic and diluted	$(0.08)	$(0.44)	$(1.77)	$(1.02)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	305,887,443	$344.8	92,547,014	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net loss	—	—	—	—	—	—	(195.2)	(195.2)	0.3	(194.9)
Other comprehensive income	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Issuance of common stock upon exercise of stock options	—	—	4,604,469	—	1.9	—	—	1.9	—	1.9
Vesting of early exercised stock options	—	—	171,695	—	0.2	—	—	0.2	—	0.2
Repurchase of common stock	—	—	(21,732)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9	—	2.9
Other	—	—	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance at March 31, 2021	305,887,443	$344.8	97,301,446	$—	$61.9	$(0.5)	$(451.9)	$(390.5)	$0.5	$(390.0)
Net loss	—	—	—	—	—	—	(84.5)	(84.5)	0.8	(83.7)
Other comprehensive loss	—	—	—	—	—	0.2	—	0.2	—	0.2
Issuance of common stock upon exercise of stock options	—	—	1,283,582	—	0.6	—	—	0.6	—	0.6
Vesting of early exercised stock options	—	—	171,675	—	0.2	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Other	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	305,887,443	$344.8	98,756,703	$—	$65.8	$(0.3)	$(536.4)	$(470.9)	$1.3	$(469.6)
Net Loss	—	—	—	—	—	—	(30.9)	(30.9)	1.0	(29.9)
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Exercise of preferred stock warrant	17,344,906	173.4	—	—	—	—	—	—	—	—
Convertible preferred stock conversion	(323,232,349)	(518.2)	323,232,349	—	518.2	—	—	518.2	—	518.2
Convertible debt conversion and other issuances	—	—	43,449,312	—	434.5	—	—	434.5	—	434.5
Issuance of common stock in connection with the Business Combination, net	—	—	54,988,620	—	452.9	—	—	452.9	—	452.9
Acquisition of Public and Private Placement Warrants	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Issuance of common stock in an acquisition	—	—	1,117,688	—	5.9	—	—	5.9	—	5.9
Issuance of common stock upon exercise of stock options	—	—	14,126,637	—	1.3	—	—	1.3	—	1.3
Vesting of early exercised stock options	—	—		—	0.2	—	—	0.2	—	0.2
Exercise of common stock warrants, net	—	—	27,202,571	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4.9	—	—	4.9	—	4.9
Balance at September 30, 2021	—	$—	562,873,880	$—	$1,469.1	$(0.4)	$(567.3)	$901.4	$2.3	$903.7

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except per share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit)	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2020	250,604,066	$190.3	83,936,969	$—	$36.7	$0.1	$(115.1)	$(78.3)	$—	$(78.3)
Net loss	—	—	—	—	—	—	(23.9)	(23.9)	—	(23.9)
Other comprehensive income	—	—	—	—	—	0.2	—	0.2	—	0.2
Issuance of Series D preferred stock, net of issuance costs	2,235,226	4.9	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	575,102	—	0.1	—	—	0.1	—	0.1
Vesting of early exercised stock options	—	—	269,091	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	73,417	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0	—	1.0
Other	—	—	—	—	—	—	—	—	0.1	0.1
Balance at March 31, 2020	252,839,292	$195.2	84,854,579	$—	$37.8	$0.3	$(139.0)	$(100.9)	$0.1	$(100.8)
Net loss	—	—	—	—	—	—	(24.8)	(24.8)	(0.1)	(24.9)
Other comprehensive loss	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of common stock upon exercise of stock options	—	—	1,798,897	—	0.5	—	—	0.5	—	0.5
Vesting of restricted stock awards	—	—	34,772	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1.0	—	—	1.0	—	1.0
Balance at June 30, 2020	252,839,292	$195.2	86,688,248	$—	$39.3	$0.1	$(163.8)	$(124.4)	$—	$(124.4)
Net loss	—	—	—	—	—	—	(38.6)	(38.6)	—	(38.6)
Other comprehensive income	—	—	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of Series E preferred stock, net of issuance costs	53,048,151	149.6	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,038,968	—	0.5	—	—	0.5	—	0.5
Vesting of early exercised stock options	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	27,560	—		—	—	—	—	—
Stock-based compensation expense	—	—	—	—	13.3	—	—	13.3	—	13.3
Balance at Balance at September 30, 2020	305,887,443	$344.8	88,754,776	$—	$53.1	$(0.1)	$(202.4)	$(149.4)	$—	$(149.4)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(308.6)	$(87.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7.7	4.8
Share–based compensation expense	9.8	15.0
Change in fair value of preferred stock warrant liabilities	121.6	4.2
Change in fair value of contingent consideration liability	2.1	1.8
Change in fair value of derivative liability on notes	61.4	—
Amortization of debt discount	20.4	—
Gain on extinguishment of debt	(47.0)	—
Change in fair value of warrant liability	(5.6)	—
Non-cash service expense	7.0	—
Other	6.6	0.8
Changes in assets and liabilities:
Accounts receivable, net	(22.4)	(24.3)
Reinsurance recoverable on paid and unpaid losses and LAE	(145.3)	(27.7)
Ceding commissions receivable	(16.7)	(0.4)
Prepaid reinsurance premiums	(98.7)	(11.0)
Other assets	(32.6)	(8.7)
Provision for commission	(16.9)	7.2
Fiduciary liabilities	6.4	10.1
Accrued expenses and other liabilities	19.0	0.9
Loss and loss adjustment expense reserves	134.6	31.2
Unearned premiums	94.0	24.9
Reinsurance premiums payable	76.1	22.3
Net cash used in operating activities	(127.1)	(36.3)
Cash flows from investing activities:
Capitalized internal use software costs	(1.4)	(6.5)
Purchase of intangible assets	(3.3)	—
Purchases of property and equipment	(0.1)	(0.4)
Purchases of investments	(24.8)	—
Maturities of investments	2.0	74.9
Sales of investments	5.6	28.6
Cash paid for acquisitions, net of cash acquired	(0.6)	(71.8)
Other	(0.3)	—
Net cash (used in) provided by investing activities	(22.9)	24.8
Cash flows from financing activities:
Proceeds from Series D preferred stock, net of issuance costs	—	4.9
Proceeds from Series E preferred stock, net of issuance costs	—	149.7
Proceeds from the exercise of preferred stock warrants	29.0	—
Proceeds from reverse recapitalization, net of redemptions, secondaries and costs	449.3	—
Proceeds from exercise of options	3.9	1.0
Payments of contingent consideration	(1.8)	(3.2)
Net cash provided by financing activities	480.4	152.4

Net increase in cash, cash equivalents, and restricted cash	330.4	140.9
Cash, cash equivalents, and restricted cash at the beginning of the period	492.4	42.0
Cash, cash equivalents, and restricted cash at the end of the period	$822.8	$182.9

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of non-cash financing and investing activities:
Conversion of preferred stock for common stock	$518.3	—
Acquisition of public and private placement warrants	14.6	—
Equity issued for acquisitions	5.9	—
Unpaid transaction costs	2.3	—
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to herein as “Hippo,” the “Company” was originally incorporated under the name Reinvent Technology Partners Z (“RTPZ”), a Cayman Islands exempted company, on October 2, 2020 for the purpose of effecting a merger, capital stock-exchange, asset acquisition, share purchase, reorganization, or similar business combination. On August 2, 2021, RTPZ domesticated as a Delaware corporation and changed its name to “Hippo Holdings Inc.” (the “Domestication”) and consummated the merger (the “First Merger”) of RTPZ Merger Sub Inc. (“Merger Sub”), a Delaware corporation and subsidiary of RTPZ, with and into Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), with Old Hippo surviving the Merger as a wholly owned subsidiary of the Company immediately following the First Merger, Old Hippo (as the surviving corporation of the First Merger) was merged with and into the Company, with the Company surviving (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Business Combination”). The Business Combination was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of March 3, 2021, by and among RTPZ, Merger Sub and Old Hippo. For additional information on the Business Combination, refer to Note 2.

The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (Spinnaker), an Illinois domiciled insurance company, and Spinnaker Specialty Insurance Company (Spinnaker Specialty), a Texas domiciled authorized surplus lines insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The insurance products offered through Hippo Analytics Inc. primarily include homeowners’ insurance policies that protect customers from the risks of fire, wind, and theft. Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia and currently underwrites and distributes policies in 37 states as a managing general agent. The Company’s other non-insurance subsidiaries offer service contracts, home health check-ups, and home care advice.

The Company’s headquarters are located in Palo Alto, California.

    In November of 2019, Old Hippo formed a wholly-owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”). In January of 2020, RHS began assuming insurance risk of policies from affiliated and non-affiliated insurance carriers solely for business written through Hippo Analytics Inc.

In August 2020, Old Hippo acquired Spinnaker, which is a licensed property casualty carrier in all 50 states and the District of Columbia. Beginning in September 2020, in connection with the acquisition of Spinnaker, the Company also retains portions of direct insurance risk for programs underwritten by third parties. The amount of risk retention is varied across the different programs. We retain approximately 11% of the proportional risk through Spinnaker or RHS.
Basis of Presentation and Consolidation

The interim condensed consolidated financial statements are presented in accordance with Generally Accepted Accounting Principles (“GAAP”) and include the Company’s consolidated subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Accordingly, these interim condensed consolidated financial statements and accompanying footnotes should be read in conjunction with the audited consolidated financial statements of RTPZ and Old Hippo as of and for the year ended December 31, 2020 presented in the Company’s Registration Statement on Form S-1 (File No. 333-259040) filed with the SEC on August 24, 2021.

Except for the change in certain policies upon adoption of the accounting standards described below, there have been no material changes to the Company’s significant accounting policies, compared to the accounting policies described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to Old Hippo’s Consolidated Financial Statements as of and for for the year ended December 31, 2020 presented in the Company’s Registration Statement on Form S-1 (File No. 333-259040) filed with the SEC on August 24, 2021.

As a result of the Business Combination, which was completed on August 2, 2021, prior period share and per share amounts presented in the accompanying Unaudited Condensed Consolidated Financial Statements and these related notes have been converted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Refer to Note 2 for additional information.

All intercompany transactions have been eliminated in consolidation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. Interim results are not necessarily indicative of the results for a full year.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on unpaid losses and LAE, the fair values of investments, common stock, stock-based awards, warrant liabilities, contingent consideration liabilities, embedded derivative liabilities, acquired intangible assets and goodwill, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Business Combination
The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with the principles outlined in ASC 820, Fair Value Measurement. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in the results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Business Combination on August 2, 2021 was accounted for as a reverse recapitalization. See Note 2 for additional information.
Emerging Growth Company
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.
Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Internal-Use Software
In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The intent of this pronouncement is to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software as defined in ASC 350-40. ASU 2018-15 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this new guidance on a prospective basis on January 1, 2021. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Lessees will be required to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of future lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). This ASU is effective for annual reporting periods beginning after December 15, 2021, and interim reporting periods beginning after December 15, 2022. Under this guidance, we will record assets and liabilities relating primarily to our long-term office leases. The Company currently is computing the impact of Topic 842 on our consolidated financial statements and do not expect to have a material impact on the Company’s consolidated statements of operations.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
within the fiscal years, beginning after December 15, 2022. The Company is currently evaluating the impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU will be effective for annual periods beginning after December 15, 2020, and interim periods beginning after December 15, 2020. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU 2019-12 under the private company transition guidance beginning January 1, 2022 and does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the timing of adoption and the impact on the consolidated financial statements.
2. Business Combinations

Business Combination - Reverse Recapitalization

On August 2, 2021, the Company completed the Business Combination (the “Closing”).

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with GAAP. Under this method of accounting, RTPZ was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the reverse recapitalization was treated as the equivalent of Old Hippo issuing stock for the net assets of RTPZ, accompanied by a recapitalization. Operations prior to the reverse recapitalization were those of Old Hippo.

In connection with the Business Combination:

•Certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 55,000,000 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price per share of $10.00 and an aggregate purchase price of $550.0 million (the “PIPE Investment”). The PIPE Investment was consummated concurrently with the Closing.

•Hippo used $95.0 million to reacquire 9,500,000 shares of common stock from certain stockholders of Old Hippo prior to the Business Combination.

•Prior to the Business Combination, RTPZ issued an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) to Reinvent Sponsor Z LLC, a Cayman Islands limited liability company (the “Sponsor”) for an aggregate purchase price of $25,000 in cash. All outstanding Founder Shares were automatically converted into shares of the Company’s common stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such Founder Shares.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
•Prior to the Closing, holders of 19,261,380 shares of Class A common stock of RTPZ exercised their rights to redeem those shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $192.6 million which was paid to such holders at Closing. The remaining Class A common stock of RTPZ converted into shares of the Company’s common stock on a one-for-one basis at the Closing.

•Immediately after giving effect to the Merger and the PIPE Investment, there were 559,731,226 shares of Hippo common stock outstanding.

The aggregate gross cash consideration received by the Company in connection with the Business Combination and the PIPE investment was $587.7 million, which consisted of proceeds of $550.0 million from the PIPE Investment, plus approximately $37.7 million of cash from the Company’s trust account that held the proceeds from RTPZ’s initial public offering (the “Trust Account”) post-redemption of shares of RTPZ’s Class A common stock from RTPZ’s Class A stockholders. The aggregate cash consideration received was reduced by $95.0 million for the repurchase of common stock and reduced by $43.4 million for the payment of direct transaction costs incurred by Old Hippo and the Company which were reflected as a reduction of proceeds. The remaining consideration consisted of 495,242,606 newly issued shares of the Company’s common stock.

The following table reconciles the elements of the Business Combination and the PIPE investment to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021:

in millions	Recapitalization
Cash in trust, net of redemptions	$37.7
Cash - PIPE	550.0
Less: Cash used for repurchase of common stock	(95.0)
Less: transaction costs and advisory fees	(43.4)
Net Cash Received from Business Combination and PIPE Investment	$449.3

The number of shares of common stock issued immediately following the consummation of the Business Combination and the PIPE Investment:

Number of Shares
Class A common stock outstanding prior to Business Combination	23,000,000
Less: Redemption of RTPZ Class A common stock	(19,261,380)
Class A common stock of RTPZ	3,738,620
RTPZ Founder shares – Class B	5,750,000
PIPE Shares	55,000,000
Business Combination and PIPE shares which converted to Hippo common stock	64,488,620
Old Hippo shares, net of repurchase (1)	495,242,606
Total Shares of Common Stock Outstanding Immediately after Business Combination and PIPE Investment	559,731,226

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
(1) The number of Old Hippo shares was determined based on Old Hippo common stock outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 6.95433 adjusted for buyback of 9,500,000 million shares of common stock. For further details, refer to Note 14, Stockholders’ Equity.

In connection with the Business Combination, preferred stock warrants were exercised for cash proceeds of $29.0 million. See also Note 10, Convertible Promissory Notes and Derivative Liability, Note 11, Public Warrants and Private Placement Warrants, Note 13, Convertible Preferred Stock, and Note 14, Stockholders’ Equity for additional information regarding changes to the instruments as a result of the Business Combination.

Other Acquisition
On August 31, 2021, the Company acquired a software development and engineering consulting firm for the aggregate purchase price of $7.5 million, consisting of cash and equity. The acquisition has been accounted for as a business combination under ASC 805 and was made to further strengthen the Company’s technology and development capabilities. Of the total purchase consideration, $5.0 million has been recorded to goodwill, $0.5 million to acquired intangible assets, and $2.0 million to net working capital. The Company incurred $0.4 million in acquisition related costs which were recognized as general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Included in the arrangement is $5.6 million in equity instruments granted to certain employees that have vesting conditions contingent on certain performance milestones and are accounted for as equity-settled stock-based compensation transactions. These will be recorded as post-combination compensation expense over a service period of up to 18 months, when the performance milestones become probable, if not forfeited by the employees.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$12.0	$—	$—	$12.0
States, and other territories	5.9	—	(0.1)	5.8
Corporate securities	18.0	—	(0.1)	17.9
Foreign securities	1.2	—	—	1.2
Residential mortgage-backed securities	11.7	—	(0.1)	11.6
Commercial mortgage-backed securities	5.0	—	(0.1)	4.9
Asset backed securities	6.3	—	—	6.3
Total fixed maturities available-for-sale	60.1	—	(0.4)	59.7
Short-term investments:
U.S. government and agencies	12.3	—	—	12.3
Total	$72.4	$—	$(0.4)	$72.0

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$10.1	$—	$—	$10.1
States, and other territories	5.1	—	—	5.1
Corporate securities	17.4	—	—	17.4
Foreign securities	0.8	—	—	0.8
Residential mortgage-backed securities	12.9	—	—	12.9
Commercial mortgage-backed securities	5.4	0.1	—	5.5
Asset backed securities	4.2	—	—	4.2
Total	$55.9	$0.1	$—	$56.0
As of September 30, 2021, no securities have been in a continuous unrealized loss position for greater than 12 months. There were no other-than-temporary impairments recognized for the nine-month periods ended September 30, 2021 and 2020.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	September 30, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10.6	$10.6
After one year through five years	21.8	21.7
After five years	4.6	4.5
After ten years	0.1	0.1
Residential mortgage-backed securities	11.7	11.6
Commercial mortgage-backed securities	5.0	4.9
Asset backed securities	6.3	6.3
Total fixed maturities available-for-sale	$60.1	$59.7
Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the periods ended September 30, 2021 and 2020, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed maturities income	$0.1	$0.2	$0.3	$0.8
Total gross investment income	0.1	0.2	0.3	0.8
Investment expenses	—	—	(0.1)	—
Net investment income	$0.1	$0.2	$0.2	$0.8

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in fixed maturities, available-for-sale on the consolidated balance sheets. The following table reflects special deposits (in millions):

	September 30, 2021
	Amortized Cost	Fair Value
State
New York	$3.1	$3.1
Illinois	1.6	1.6
Colorado	1.5	1.6
Virginia	0.3	0.4
North Carolina	0.3	0.3
New Mexico	0.3	0.3
Vermont	0.3	0.3
Florida	0.3	0.3
Nevada	0.2	0.2
Massachusetts	0.1	0.1
Georgia	0.1	0.1
Total states	$8.1	$8.3
4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$183.7	$56.7
Money market funds	595.0	372.1
Treasury bills	—	23.5
Total cash and cash equivalents	778.7	452.3

Restricted cash:
Fiduciary assets	26.0	12.1
Letters of credit and cash on deposit	18.1	28.0
Total restricted cash	44.1	40.1
Total cash, cash equivalents, and restricted cash	$822.8	$492.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
5. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$595.0	$—	$—	$595.0
Total cash equivalents	595.0	—	—	595.0
Fixed maturities available-for-sale:
U.S. government and agencies	12.0	—	—	12.0
States, and other territories	—	5.8	—	5.8
Corporate securities	—	17.9	—	17.9
Foreign securities	—	1.2	—	1.2
Residential mortgage-backed securities	—	11.6	—	11.6
Commercial mortgage-backed securities	—	4.9	—	4.9
Asset backed securities	—	6.3	—	6.3
Total fixed maturities available-for-sale	12.0	47.7	—	59.7
Short term investments
U.S. government and agencies	—	12.3	—	12.3
Total financial assets	$607.0	$60.0	$—	$667.0

Financial liabilities:
Contingent consideration liability	$—	$—	$11.5	$11.5
Public warrants	4.2	—	—	4.2
Private placement warrants	—	—	4.8	4.8
Total financial liabilities	$4.2	$—	$16.3	$20.5

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$372.1	$—	$—	$372.1
Treasury bills	23.5	—	—	23.5
Total cash equivalents	395.6	—	—	395.6
Fixed maturities available-for-sale:
U.S. government and agencies	10.1	—	—	10.1
States, and other territories	—	5.1	—	5.1
Corporate securities	—	17.4	—	17.4
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	12.9	—	12.9
Commercial mortgage-backed securities	—	5.5	—	5.5
Asset backed securities	—	4.2	—	4.2
Total fixed maturities available-for-sale	10.1	45.9	—	56.0
Total financial assets	$405.7	$45.9	$—	$451.6

Financial liabilities:
Derivative liability on convertible promissory notes	$—	$—	$113.3	$113.3
Contingent consideration liability	—	—	12.0	12.0
Preferred stock warrant liabilities	—	—	22.9	22.9
Total financial liabilities	$—	$—	$148.2	$148.2
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. During the nine months ended September 30, 2021 and December 31, 2020 there were no transfers between levels in the fair value hierarchy.
Preferred Stock Warrant Liabilities
The table below presents changes in the preferred stock warrant liability valued using Level 3 inputs (in millions):

	2021	2020
Balance as of January 1,	$22.9	$6.7
Changes in fair value	121.6	4.2
Settlement of preferred stock warrants	(144.5)	$—
Balance as of September 30,	$—	$10.9
Contingent Consideration
The contingent consideration, relating to Old Hippo’s 2019 acquisition of North American Advantage Insurance Services, LLC is re-valued to fair value at the end of each reporting period using the present value of future payments based on an estimate of revenue and customer renewals of the acquiree. There is no limit to the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
maximum potential contingent consideration as the consideration is based on acquired customer retention. The table below presents the changes in the contingent consideration liability valued using Level 3 inputs (in millions):

	2021	2020
Balance as of January 1,	$12.0	$13.8
Payments of contingent consideration	(2.6)	(4.0)
Changes in fair value	2.1	1.9
Balance as of September 30,	$11.5	$11.7

Derivative liability on notes

The embedded derivative liabilities on the issued and outstanding convertible promissory notes are re-valued to the current fair value at the end of each reporting period using the income-based approach with or without a 10% discount. As of August 2, 2021, the expected time to conversion used in the final mark to market valuation was 0.0-2.6 years. The table below presents the changes in derivative liability on convertible promissory notes valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$113.3
Initial measurement of new derivative	2.8
Changes in fair value	61.4
Settlement of derivative liability	(177.5)
Balance as of September 30,	$—

Warrant liability

The Public and Private Placement Warrants (as defined in Note 11 below) were acquired as part of the Business Combination and are measured at fair value on a recurring basis at the end of each reporting period.

The Public Warrant Liability associated with the Public Warrants as of September 30, 2021 is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market, and the Private Placement Warrants are classified within Level 3 of the fair value hierarchy.

The Company utilizes a binomial Monte-Carlo simulation to estimate the fair value of the private placement warrants at each reporting period for its warrants that are not actively traded. The estimated fair value of private placement warrant liability is determined using Level 3 inputs.

The following table presents the changes in the fair value of the warrant liability (Public Warrants and Private Placement Warrants) (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

2021
Initial measurement, August 2,	$14.6
Changes in fair value	(5.6)
Balance as of Balance as of September 30,	$9.0

The fair value of these private warrants was re-measured based on the following assumptions:

September 30, 2021
Stock price	$4.68
Strike price	$11.50
Risk free rate	1.0%
Volatility	54.0%
Remaining term (years)	4.84
6. Intangible Assets

		September 30, 2021			December 31, 2020
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	7.7	$13.5	$(1.3)	$12.2	$13.5	$(0.1)	$13.4
State licenses and domain name	Indefinite	10.5	—	10.5	7.1	—	7.1
Customer relationships	3.8	13.3	(5.4)	7.9	13.2	(3.8)	9.4
Developed technology	1.3	3.6	(2.3)	1.3	3.6	(1.4)	2.2
VOBA	1.2	0.1	(0.1)	—	0.1	—	0.1
Other	5.9	2.3	(0.5)	1.8	1.9	(0.2)	1.7
Total intangible assets, net		$43.3	$(9.6)	$33.7	$39.4	$(5.5)	$33.9

Amortization expense related to intangible assets for the three and nine months ended September 30, 2021 was $1.3 million and $4.1 million, respectively, and for the three and nine months ended September 30, 2020 was $0.9 million and $2.7 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other. Amortization expense related to value of business acquired (VOBA) is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Accrued Expenses and Other Liabilities

	September 30, 2021	December 31, 2020
	(in millions)
Accrued wages and commissions	$6.7	$5.0
Deferred revenue	8.5	1.7
Advances from customers	9.1	4.4
Accrued licenses and taxes	7.8	2.5
Accrued transaction cost	2.3	—
Warrant liability	9.0	—
Other	18.5	12.1
Total accrued expenses and other liabilities	$61.9	$25.7

8. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the nine months ended September 30, (in millions):

	2021	2020
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$105.1	$—
Reinsurance recoverables on unpaid losses	(92.1)	—
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	13.0	—
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	65.6	13.9
Prior years	(0.6)	—
Total incurred	65.0	13.9
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	33.5	7.9
Prior year	6.8	—
Total paid	40.3	7.9
Reserve for losses and LAE, net of reinsurance recoverables acquired from Spinnaker	—	5.0
Reserve for losses and LAE, net of reinsurance recoverables at end of period	37.7	11.0
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	202.0	113.5
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$239.7	$124.5
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through our reserve analysis processes.
Net incurred losses and LAE experienced favorable development of $0.6 million and $0 million for the nine months ended September 30, 2021 and 2020, respectively. The prior period net reserve release of $0.6 million was driven by favorable loss development. These changes are generally a result of ongoing analysis of recent loss development trends. Loss and LAE are updated as additional information becomes known.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable. The amount of anticipated salvage and subrogation recoverable is insignificant as of September 30, 2021.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Reinsurance

The Company’s insurance company subsidiaries have entered into quota share and excess of loss reinsurance contracts, under which the insurance company subsidiaries have ceded some, but not all of, the liabilities to third party reinsurers including, but not limited to, catastrophe exposure. Additionally, the reinsurance contracts may be subject to contingent commission adjustments and loss corridor provisions. The Company is not relieved of its primary obligations to policyholders in the event of a default or the insolvency of its reinsurers; therefore, a credit exposure exists to the extent that any reinsurer fails to meet its obligations in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of letters of credit, trusts, and funds withheld) as security under the reinsurance agreements. No amounts have been recorded in the three and nine months ended September 30, 2021 and 2020 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

For its primary reinsurance treaty incepting in 2021, the Company’s insurance subsidiaries secured quota share reinsurance from a diverse panel of nine third-party reinsurers with A.M. Best ratings of A- or better. A total of approximately 11% of the risk was retained either by Spinnaker or RHS, which aligns interests with third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.
The following tables reflect amounts affecting the statements of operations and comprehensive loss for ceded reinsurance for the three and nine months ended September 30, 2021 and 2020 (in millions):

	For the Three Months Ended September 30,
	2021			2020
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$129.0	$98.9	$125.4	$22.4	$21.1	$32.0
Assumed	—	2.3	4.6	6.5	3.1	5.4
Gross	129.0	101.2	130.0	28.9	24.2	37.4
Ceded	(123.1)	(90.3)	(103.7)	(19.0)	(19.5)	(28.7)
Net	$5.9	$10.9	$26.3	$9.9	$4.7	$8.7

	For the Nine Months Ended September 30,
	2021			2020
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$353.4	$253.8	$401.5	$22.4	$21.1	$32.0
Assumed	3.3	8.9	14.7	21.1	7.9	10.6
Gross	356.7	262.7	416.2	43.5	29.0	42.6
Ceded	(331.5)	(232.8)	(351.2)	(21.0)	(20.3)	(28.7)
Net	$25.2	$29.9	$65.0	$22.5	$8.7	$13.9
10. Convertible Promissory Notes and Derivative Liability
In November 2020, December 2020, and February 2021, Old Hippo issued convertible promissory notes totaling $384.5 million that mature in November 2023, December 2023, and February 2024. The convertible promissory notes bear interest at 2.5% compounded semi-annually. If conversion event has not occurred, this annual interest rate will automatically increase by 2.5% up to 7.5% after certain periods specified in the Purchase

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Agreement. After 15 months from issuance, if a conversion event has not occurred, interest shall accrue at 5% per annum, compounding semi-annually, unless the Company has filed an S-1 or signed a letter of intent or definitive agreements with respect to a qualified private round or public issuer merger, in which case the interest rate increase to 5% shall apply after 21 months from issuance, provided a conversion on event has not occurred. With a prior written consent from the investor, the Company may repay the convertible promissory notes and interest, in whole or in part, any time in cash before the maturity date without a prepayment penalty. The convertible promissory notes contain an embedded derivative.
The fair value of the embedded derivatives upon issuance of the notes was $110.0 million. Interest expense is accreted on the convertible promissory notes between issuance and maturity dates with the expectation that principal and interest are likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 90% of the price of the common stock of the Company. For additional information on derivative liability, refer to Note 5, Fair Value Measurement of these interim consolidated financial statements.

In connection with the Closing of the Business Combination on August 2, 2021, the convertible promissory notes converted into 43,449,312 shares of the Company common stock.

The carrying value of the convertible promissory notes at the conversion date of $302.3 million, net of $86.9 million of the deferred discount and issuance costs, and the carrying value of the derivative liability of $177.5 million after the final fair value adjustment on the conversion date were recorded to equity. A gain of $47.0 million was recognized upon the extinguishment of the debt and related derivative liability.
11. Public Warrants and Private Placement Warrants
In November 2020, in connection with the RTPZ IPO, RTPZ issued 4,600,000 warrants (the “Public Warrants”) to purchase its Class A ordinary shares at $11.50 per share. Concurrently, RTPZ also issued 4,400,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to its Sponsor to purchase its Class A ordinary shares at $11.50 per share. In connection with the Business Combination, the Public and Private Placement warrants converted, on a one-for-one basis into warrants to purchase Company common stock. All of the Public and Private Placement Warrants were outstanding as of September 30, 2021.
The Company classified the Public and Private Placement Warrants as liabilities on its consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash, while in certain scenarios, the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within interest and other (income) expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. See Note 5, Fair Value Measurement for additional information on valuation.

12. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2029. Rent expense, which is recognized on a straight-line basis over the lease term, for the three and nine

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
months ended September 30, 2021, was $0.8 million and $2.2 million, respectively, and for the three and nine months ended September 30, 2020 was $0.7 million and $2.1 million, respectively.

During the three months ended September 30, 2021, the Company extended a current lease and leased additional square footage in Texas for future payments of approximately $8.0 million extending through 2026.
Litigation

The Company is subject to claims and legal proceedings that arise in the normal course of business. Accruals for these items have been provided to the extent that losses are deemed probable and are estimable. The Company’s insurance subsidiaries are, from time to time, subject to a variety of regulatory audits or actions relating to current and past business operations and practices. The Company does not believe any pending regulatory matters will have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows.
13. Convertible Preferred Stock
Prior to September 30, 2020, Old Hippo issued Series A-1, A-2, B, C, D, and E convertible preferred stock. There were no new issuances of preferred stock during the nine month period ended September 30, 2021, other than the exercise of preferred stock warrants noted below.

	December 31, 2020
	Issuance Price Per Share	Authorized Shares	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference

Preferred A-1 Stock	$0.56965	40,959,815	40,959,815	$3.4	$3.4
Preferred A-2 Stock	1.57432	48,790,097	48,590,772	10.9	11.0
Preferred B Stock	3.59757	48,326,627	48,326,627	24.9	25.0
Preferred C Stock	7.04471	69,101,902	69,101,895	56.1	70.0
Preferred C-1 Stock	11.74119	17,145,581	—	—	—
Preferred D Stock	15.16420	45,860,183	45,860,183	99.8	100.0
Preferred E Stock	19.66420	53,048,255	53,048,151	149.7	150.0
Total		323,232,460	305,887,443	$344.8	$359.4

Upon the Closing of the Business Combination, after the exercise of preferred stock warrants, all outstanding shares of Old Hippo’s preferred stock automatically converted into 323,232,349 shares of the Company’s common stock after giving effect to the Exchange Ratio. See Note 2, Business Combinations for additional information on the Business Combination.

Preferred Stock Warrant Liabilities
In connection with obtaining a line of credit in March 2017, Old Hippo issued 28,662 warrants to purchase Series A-2 Preferred Stock. The warrants vested immediately and were exercisable up to March 13, 2027.
In connection with the issuance of Series C Preferred Stock, in October 2018, Old Hippo issued to an investor 2,465,454 warrants to purchase Series C-1 Preferred Stock. The warrants are exercisable upon vesting. In April 2020, the warrants were fully vested. The warrants will expire at the earliest of a deemed liquidation event, stock sale, or October 25, 2022.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The preferred stock warrant liability is remeasured at each reporting period end with changes in fair value upon remeasurement being recorded within interest and other (income) expense in the consolidated statements of operations and comprehensive loss. See Note 5, Fair Value Measurement for additional information on the fair value of preferred stock warrant liability.
In August 2021, prior to the Business Combination, the holders exercised their warrants for 2,494,116 shares of Old Hippo preferred stock. After giving effect to the Exchange Ratio upon the Closing of the Business Combination, the 2,494,116 shares of Old Hippo preferred stock converted into 17,344,906 shares of the Company’s common stock.
The Company used the fair value of its common share per the Business Combination to mark to market the value the warrants upon exercise immediately prior to the Business Combination.

14. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.W”, respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 2 billion shares of common stock, with a par value of $0.0001 per share.

As described in Note 2, Business Combinations, the Company issued 495,242,606 shares of the Company’s common stock in the Business Combination. The below table shows the conversion of Old Hippo’s outstanding instruments on the date of the Closing that were converted, exercised, or issued as stock consideration.

Description	Balance outstanding prior to the Business Combination	Exchange Ratio	Post Conversion Balances
Old Hippo common stock	15,940,914	6.95433	110,858,374
Old Hippo convertible preferred stock	43,985,178	6.95433	305,887,443
Old Hippo convertible promissory notes	6,247,807	6.95433	43,449,312
Old Hippo preferred stock warrants	2,494,116	6.95433	17,344,906
Old Hippo common stock warrants	3,911,610	6.95433	27,202,571
			504,742,606
Less: Repurchase of common stock			(9,500,000)
Net Old Hippo shares consideration			495,242,606

In connection with the Closing of the Business Combination on August 2, 2021, the Company issued 55,000,000 shares of Common Stock in the PIPE Investment to certain qualified institutional buyers and accredited investors that agreed to purchase such shares, for aggregate consideration of $550 million.
Common Stock Warrants
On August 2, 2021, 3,911,610 warrants were exercised for shares of Old Hippo common stock and, after giving effect to the Exchange Ratio and upon the Closing of the Business Combination, converted into 27,202,571 shares of Hippo Holdings Inc. common stock.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Plans

2019 Stock Option and Grant Plan
Adopted in 2019, the 2019 Stock Option and Grant Plan (“the 2019 Stock Plan”) provides for the direct award or sale of shares, the grant of options to purchase shares, and the grant of restricted stock units (“RSUs”) to employees, consultants, and outside directors of the Company. Stock options under the plan may be either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”), with an exercise price of not less than 100% of fair market value on the grant date, with a term less than or equal to ten years. The vesting period of each option and RSU shall be as determined by a committee of the Company’s board of directors but is generally over four years. Upon the closing of the Business Combination, the remaining unallocated share reserve under the 2019 Plan was cancelled and no new awards will be granted under such plan. Awards outstanding under the 2019 Plan were assumed by the Company upon the Closing and continue to be governed by the terms of the 2019 Plan.

2021 Incentive Award Plan
In connection with the Closing of the Business Combination, on August 2, 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 78,000,000 shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over four years.

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of January 1, 2021	72,205,242	$0.70	8.90	$108.9
Granted	8,845,569	4.88
Exercised	(20,728,860)	0.30
Cancelled/Expired	(6,954,384)	0.90
Outstanding as of September 30, 2021	53,367,567	$1.52	8.58	$178.7
Vested and exercisable as of September 30, 2021	12,945,529	$0.69	7.97	$51.7
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2021 and 2020 was $35.7 million and $3.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $2.24 and $1.97 per share, respectively.
Total unrecognized compensation cost of $37.5 million as of September 30, 2021 is expected to be recognized over a weighted-average period of 2.6 years.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Valuation Assumptions of Stock Options
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

	September 30, 2021	December 31, 2020
Expected term (in years)	5.4 - 6.1	5.6 - 6.1
Expected volatility	29.7% - 30.1%	22.6% - 29.9%
Risk-free interest rate	0.6% - 1.0%	0.3% - 1.6%
Expected dividend yield	—%	—%
Each of these inputs is subjective and generally requires significant judgment to determine.
Expected Term – The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has opted to use the simplified method for estimating the expected term of options. Accordingly, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).
Expected Volatility – Due to the Company’s limited operating history and a lack of company specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of peer companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.
Risk-Free Interest Rate – The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the grant’s expected term.
Expected Dividend Yield – The Company has never paid dividends and does not currently expect to pay dividends.

Fair value of common stock – Prior to contemplating a public market transaction, the Company established the fair value of common stock by using the option pricing model (Black-Scholes Model based) via the back-solve method and through placing weight on previously redeemable preferred stock transactions. Once the Company made intentional progress toward pursuing a public market transaction, it began applying the probability-weighted expected return method to determine the fair value of its common stock. The probability weightings assigned to certain potential exit scenarios were based on management’s expected near-term and long-term funding requirements and assessment of the most attractive liquidation possibilities at the time of the valuation. Subsequent to the Business Combination, the Company determined the value of its common stock based on the observable daily closing price of its common stock (ticker symbol “HIPO”).
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. Old Hippo accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The foregiveness of the promissory notes were deemed to be exercises of the 9.4 million stock options with an intrinsic value of $94.0 million on the date of foregiveness. The Company accounted for the forgiveness as a modification to the options granted and incurred an incremental stock-based compensation charge of $2.1 million during the quarter. The related number of unvested shares subject to repurchase as of September 30, 2021 was 3,534,296.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

In 2020 and 2021, certain employees early exercised stock option with cash. On September 30, 2021 and December 31, 2020, the Company had $2.4 million and $2.5 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 2,231,896 and 2,399,245, respectively.
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Losses and loss adjustment expenses	$0.1	$—	$0.2	$—
Insurance related expenses	—	0.1	0.2	0.2
Technology and development	0.8	1.8	1.7	2.3
Sales and marketing	0.9	0.5	3.1	0.8
General and administrative	2.7	10.8	4.6	11.7
Total stock-based compensation expense	$4.5	$13.2	$9.8	$15.0
Restricted Stock Units
In August 2021, the Company granted RSUs under the 2021 Incentive Award Plan. The RSUs granted to employees are measured based on the grant-date fair value. In general, our RSUs vest over a service period of four years. Stock-based compensation expense is recognized based on the straight-line basis over the requisite service period. We account for forfeitures as they occur. As of September 30, 2021, 210,526 RSUs have been granted with a weighted-average grant date fair value of $5.28, all of which were unvested at period end.
Total unrecognized compensation cost related to unvested RSUs is $1.0 million as of September 30, 2021, and it is expected to be recognized over a weighted-average period of 3.9 years.
Performance Restricted Stock Units
In August 2021, the Company granted performance-based restricted stock units (PRSUs), which become eligible to vest subject to the achievement of specified performance conditions over the next 18-months. Compensation expense for PRSUs reflects the estimated probability that performance conditions at target or above will be met. As of September 30, 2021, 1,269,388 PSRUs have been granted with a weighted-average grant date fair value of $5.28, all of which were unvested at period end.
Total unrecognized compensation cost related to unvested PRSUs is $6.7 million as of September 30, 2021, and it is expected to be recognized over the next 18 months if the awards become probable of vesting.

2021 Employee Stock Purchase Plan

In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 13,000,000 shares of common stock for issuance. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions. As of September 30, 2021, this plan has not yet been rolled out to Company employees.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
15. Income Taxes
The consolidated effective tax rate was (0.1)% and 2.1% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the rate for the nine months ended September 30, 2021 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets. The difference between the rate for the nine months ended September 30, 2020 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets, partially offset by a reduction in the valuation allowance as a result of the acquisition of Spinnaker.
The Company did not have an unrecognized tax benefit as of September 30, 2021 and 2020. No interest or penalties were incurred during the nine months ended September 30, 2021 and 2020.
16. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(30.9)	$(38.6)	$(310.7)	$(87.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	386,882,408	87,383,796	175,690,513	85,864,640
Net loss per share attributable to Hippo — basic and diluted	$(0.08)	$(0.44)	$(1.77)	$(1.02)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2021	2020
Convertible preferred stock (on an as if converted basis)	—	264,641,887
Outstanding options	64,131,579	56,222,150
Warrants to purchase common shares	1,978,022	32,949,982
Warrants to purchase preferred shares	—	17,344,912
Common stock subject to repurchase	10,584,764	9,461,880
RSU and PRSUs	23,906	—
Total	76,718,271	380,620,811

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
17. Geographical Breakdown of Gross Written Premium
Gross written premium (“GWP”) by state is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
Texas	$31.5	24.4%	$10.5	36.3%	$104.5	29.3%	$21.4	49.2%
California	22.6	17.5%	3.7	12.8%	64.3	18.0%	3.7	8.5%
Florida	6.5	5.0%	1.4	4.8%	20.9	5.9%	1.4	3.2%
Georgia	6.2	4.8%	1.0	3.5%	16.0	4.5%	1.4	3.2%
Illinois	6.5	5.0%	1.3	4.5%	14.1	4.0%	2.0	4.6%
Missouri	3.8	2.9%	1.0	3.5%	9.7	2.7%	1.4	3.2%
Colorado	3.8	2.9%	0.4	1.4%	9.5	2.7%	0.4	0.9%
Arizona	3.2	2.5%	0.4	1.4%	8.5	2.4%	0.4	0.9%
New Jersey	2.8	2.2%	0.7	2.4%	7.4	2.1%	0.7	1.6%
Ohio	3.0	2.3%	1.0	3.5%	7.9	2.2%	1.5	3.4%
Other	39.1	30.3%	7.5	26.0%	93.9	26.3%	9.2	21.1%
Total	$129.0	100%	$28.9	100%	$356.7	100%	$43.5	100%

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
ITEM 2. HIPPO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this “Hippo Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination.
Overview
Hippo is a different kind of home protection company, built from the ground up to provide a new standard of care and protection for homeowners. Our goal is to make homes safer and better protected so that customers spend less time worrying about the burdens of homeownership and more time enjoying their homes and the life within. Harnessing real-time data, smart home technology, and a growing suite of home services, we have created an integrated home protection platform.
The home insurance industry has long been defined by incumbents that we believe deliver a passive, high- friction experience to policyholders. We view these incumbents as constrained by outdated captive-agent distribution models, legacy technology, and strong incentives not to disrupt their businesses. Accordingly, the industry has not seen meaningful innovation in decades. We believe this results in a flawed customer experience that creates a transactional, adversarial relationship—one that pits insurance companies and their “policyholders” against each other in a zero-sum game. The outcome of this misalignment is an experience that is out of touch with the needs of modern homeowners.
As a digital-first, customer-centric company, we offer an improved customer value proposition and are well-positioned to succeed in this growing, $110 billion market. By making our policies fast and easy to buy, designing coverages around the needs of modern homeowners, and offering a proactive, white-glove claims experience, we have created an active partnership with our customers to better protect their homes, which saves our customers money and is expected to deliver a better economic outcome for Hippo.
Beyond a core insurance experience that is simple, intuitive, and human, we focus our resources on Hippo’s true promise: better outcomes for homeowners. Through our unique Smart Home program, customers may detect and address water, fire, and other issues before they become major losses. And we help our customers maintain their homes with on-demand maintenance advice and access to home check-ups designed to reduce the probability of future losses. In short, we have created an integrated home protection platform, which offers a growing suite of proactive features designed to prevent loss and provide greater peace of mind.
Our partnership with our customers is designed to create a virtuous cycle. By making homes safer, we help deliver better risk outcomes and increase customer loyalty, which improves our unit economics and customer lifetime value (“LTV”). This enables us to invest in expanding our product offering, customer value proposition, and marketing programs, which help attract more customers to the Hippo family. This growth generates more data and insights to fuel further innovation in our product experience and improved underwriting precision. The result is even safer homes and more loyal customers. We believe this virtuous cycle, combined with our significant existing scale, deep partnerships, and compelling unit economics, will propel Hippo to become a trusted household name synonymous with home protection.
Our Business Model
There are four key components in our economic model. First, as a managing general agent (“MGA”), we manage the customer-facing experience of insurance, including sales and marketing, underwriting, policy issuance and administration, and claims administration. In exchange for these services, we earn recurring commission and fees associated with the policies we sell. While we have underwriting authority and responsibility for administering policies and claims, we do not take the bulk of the risk associated with these policies on our own balance sheet. Rather, we work with a diversified panel of highly-rated insurance companies who pay us commission in exchange for the opportunity to take the insurance risk on their own balance sheets.

We also earn commission income as a licensed insurance agency selling non-Hippo policies to our customers. Today, we earn agency commission income when we cross sell automobile, flood, earthquake, umbrella, and other policies to our homeowners customers. When a customer seeking homeowners insurance is located in an area where Hippo policies are unavailable, we work to place them with another carrier. When a particular home does not meet our underwriting criteria, we also work to place these customers with another carrier when possible. As we broaden our agency offerings, we expect to distribute additional types of insurance products offered by other carriers, which we expect will contribute to growth of this business. Commission income on these policies recurs as the policies renew, allowing us to earn margin relative to our customer acquisition cost.
The third way we generate revenue is through our insurance company platform offering insurance-as-a-service to other MGAs who are willing to share economics with a carrier that can provide the capital and regulatory licenses needed for their business, commonly referred to as “fronting fees.” The economic benefits to us of providing this service extend beyond profit margins on these premiums and include capital efficiency benefits as the diversity of insurance offered allows us to secure more cost-effective reinsurance coverage. Given our diverse portfolio of homeowners insurance, the regulatory capital we are required to set aside for premium generated by these third parties is lower than these parties would need to set aside if they were to provide their own capital.
Finally, we earn revenue in the form of earned premium when we retain risk on our own balance sheet rather than ceding it to third-party reinsurers.
In the future, we anticipate generating additional revenue through our offering of value-added services such as home monitoring and maintenance.
Our Asset-Light Capital Model and Reinsurance
We have historically pursued an asset-light capital strategy to support the growth of our business. Even though we acquired a licensed carrier in 2020, we generally retain only as much risk on our balance sheet as is necessary to secure attractive terms from the reinsurers who bear the risk of the policies we sell. Those reinsurers usually insist that insurance companies like ours retain some risk to ensure alignment of interests. For policies written in 2021, we expect to retain approximately 11% of the risk associated with Hippo homeowners policies on our own balance sheet and expect to see this increase modestly over time.
This strategy also helps support our growth: third party reinsurance helps decrease the statutory capital required to support new business growth. As a result, we expect to be able to grow at an accelerated pace with lower capital investments upfront than we would otherwise require. We have a successful track record of securing strong reinsurance treaties, providing a solid foundation for a long-term, sustainable model.
Reinsurance
We utilize reinsurance primarily to support the growth of our new and renewal insurance business, to reduce the volatility of our earnings, and to optimize our capital management.
As a MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker and Spinnaker Specialty) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a large majority of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” reinsurance treaty.
The fronting carrier and the MGA are paid a percentage of the ceded premium as compensation for sales and marketing, underwriting, insurance, support, claims administration, and other related services (in totality, known as a ceding commission). As additional protection against natural catastrophes or other large loss events, the fronting carrier frequently purchases additional, non-proportional reinsurance.

Without reinsurance protection, the insurer would shoulder all of the insurance risk itself and would need incremental capital to satisfy regulators and rating agencies. Reinsurance allows a carrier to write more business while reducing its balance sheet exposure and volatility of earnings.
As a result, we believe our acquisition of Spinnaker gives us increased control over reinsurance strategy and purchasing.
Proportional Reinsurance Treaties — Hippo MGA
For our primary reinsurance treaty commencing in 2021, we secured proportional, quota share reinsurance from a diverse panel of nine third-party reinsurers with AM Best ratings of “A-” or better. We retain approximately 11% of the proportional risk through our insurance company subsidiaries or our captive reinsurance company, RHS, which aligns our interests with those of our reinsurers. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo MGA
We also purchase two forms of non-proportional reinsurance: excess of loss (“XOL”) and per-risk. Through our ownership of our insurance company subsidiaries, we are exposed to the risk of larger losses and natural catastrophe events that could occur on the risks we are assuming from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
Our XOL program provides protection to us from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses exceeding the protection purchased is no more than 0.4%, or equivalent to a 1:250 year return period. This reinsurance also caps losses at a level which protects us from all but the most severe catastrophic events.
Our per-risk program protects us from large, individual claims that are less likely to be associated with catastrophes, such as house fires. We have historically purchased and expect to continue to purchase this coverage for the benefit of our retained shares for losses on single policies in excess of $500,000.
Other Spinnaker MGA Programs — Reinsurance
As the fronting carrier for other MGAs, Spinnaker has reinsurance in place for several other MGA programs. Those programs are supported by a diversified panel of high-quality reinsurers similar to those on Hippo’s panel. The treaties are a mix of quota share and excess of loss in which 80% to 100% of the risk is ceded. Spinnaker’s catastrophic risk retention for each program is managed to a 1:250 year loss event across all programs.
With all our reinsurance programs, we are not relieved of our primary obligations to policyholders in the event of a default or the insolvency of our reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and, in certain circumstances, hold substantial collateral (in the form of funds withheld and letters of credit) as security under the reinsurance agreements.
Business Combination and Public Company Costs
On August 2, 2021, we completed the Business Combination and the PIPE Investment. For more information, see Notes 1 and 2 in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The Business Combination is accounted for as a reverse recapitalization. Under this method of accounting Hippo Enterprises Inc. has been deemed the accounting “acquirer” or predecessor and Hippo Holdings Inc. is the successor SEC registrant, which means that Hippo Enterprises Inc.’s financial statements for previous periods will be disclosed in Hippo Holdings Inc.’s future periodic reports filed with the SEC. The most significant change in

Hippo Holdings Inc.’s future reported financial position and results was an increase in net cash of approximately $450 million.
As a consequence of the Business Combination, we need to continue to hire additional personnel and implement procedures and processes to satisfy regulatory requirements and customary practices applicable to an SEC-registered and NYSE-listed company. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
COVID-19 Impact
The COVID-19 pandemic and the measures imposed to contain it severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events, or business interruption have been directly and adversely affected by claims from COVID-19 or the lock-down it engendered. Other insurance businesses, including property and casualty lines, have also been indirectly impacted in varying ways, including the dependency on in-person inspections during a time when such in-person interactions have been discouraged. In addition, insurance businesses dependent on office-based brokers and teams that are poorly equipped to work from home have been negatively impacted. The broader economic volatility may hurt insurers in other ways. For instance, with interest rates at all-time lows, many insurers have and may continue to see their return on capital drop, while those selling premium or discretionary products may see an increase in churn and a decrease in demand.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability and acceptance of vaccines, to mitigate health risks continue to create significant uncertainty, particularly as new strains of the virus emerge and create potential challenges to vaccination efforts. We are closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including how it will impact our production, loss ratios, recoverability of premium, our operations, and the fair value of our investment portfolio.
Production, Loss Ratios, and Recoverability of Premium
COVID-19 has reduced our ability to perform interior home inspections on risks we underwrite and may impact loss ratios as time at home has increased and has impacted collection of premium where moratoriums have been imposed restricting cancellation of policies for non-payment. During 2020 and 2021, we also witnessed increased cost of labor, and costs associated with materials like timber. These higher costs have a direct impact to the cost of handling claims and result in more than normal loss expenses.
Due to the speed with which the COVID-19 situation has developed, the global breadth of its spread and the range of governmental and community reactions thereto, uncertainty around its duration and ultimate impact persists, and the related financial impact on our business could change and cannot be accurately predicted at this time.
Operations
The COVID-19 pandemic has also had and continues to have a significant impact on our business operations, including with respect to employee availability and productivity, temporary increases in regulatory restrictions on operating activities (e.g., moratoria, rate actions or claim practices) that may impact our profitability, the availability and performance of third party vendors, including technology development, home inspections and repairs, and marketing programs. We may also be impacted by cybersecurity risks related to our new dependency on a remote workforce.
Our Investment Portfolio
We seek to hold a high-quality, diversified portfolio of investments. During economic downturns, certain investments may default or become impaired due to deterioration in the financial condition or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19. Despite the COVID-19 pandemic, our business has continued to grow.
•We write and place home insurance and other insurance products from our agencies that have so far been largely unaffected by COVID-19.
•Our systems are entirely cloud-based and accessible to our teams from any browser anywhere in the world. Customers’ phone calls are routed to our team’s laptops and answered and logged from wherever they happen to be. Internal communication has been via email, Slack, and Zoom since our founding. Our teams are able to access systems, support customers and collaborate with each other from anywhere, much as they did before the pandemic.
•Our customers’ experience has also been largely unaffected by COVID-19 related disruptions
•We have initiated virtual inspections for our underwriting requirements and claims processing to keep our employees, agents, policy holders and potential policy holders safe.
Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

Our Ability to Attract New Customers

Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by highlighting our consumer-focused approach to homeowners insurance across multiple distribution channels. In particular:

•Our growth strategy is centered around accelerating our existing position in markets that we already serve by increasing our direct-to-consumer advertising, increasing the number of agents selling Hippo policies, and growing our network of partners within existing partner channels.

•In addition to efforts in states where we are currently selling insurance, we also expect to drive growth by expanding into new markets across the United States and by continuing to develop new strategic partnerships with key players involved in the real estate transaction ecosystem.

•Finally, we plan to deepen our relationships with our customers by offering value-added services, both directly and through partners, that are not specifically insurance products like home maintenance, home monitoring, and home appliance warranties.

Our ability to attract new customers depends on the pricing of our products, the offerings of our competitors, our ability to expand into new markets, and the effectiveness of our marketing efforts. Our ability to attract customers also depends on maintaining and strengthening our brand by providing superior customer experiences through our proactive, tech-enabled strategy.

We face competition from traditional insurers who have more diverse product offerings and longer established operating histories, as well as from new, technology-driven entrants who may pursue more horizontal growth strategies. These competitors may mimic certain aspects of our digital platform and offerings and as they have more types of insurance products and can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.

Our Ability to Retain Customers

Our ability to derive significant lifetime value from our customer relationships depends, in part, on our ability to retain our customers over time. Strong retention allows us to build a recurring revenue base, generating additional premium term over term without material incremental marketing costs. Our customers typically become more valuable to us over time because retention rates have historically increased with the age of customer cohorts and because non-catastrophic loss frequency declines as cohorts mature.

As we expect to broadly retain our customers, we expect our book of business to evolve to be weighted more towards renewals versus new business over time, as is the case with our more mature competitors. We expect that this would enable us to benefit from the higher premium retention rates and inherently lower frequency of losses that characterize renewed premiums.

Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, offerings of our competitors, and our ability to continue delivering exceptional customer service and support.

Our Ability to Expand Nationally Across the United States

We believe that national expansion will be a key driver of the long-term success of our business. As of September 30, 2021, we were authorized to sell Hippo Homeowners policies in 37 states. We expect to apply our highly scalable model nationally, with a tailored approach to each state that is driven by the regulatory environment and local market dynamics. We hope to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state.

We expect to benefit from our ability to provide insurance across an increasing number of states in the United States. State expansion should create a broader base from which to grow while increasing the geographic diversity in our base of customers and premium. We expect that this greater diversity will reduce the impact of catastrophic weather events in any one geographic region on our overall loss ratio, improving the predictability of our financial results over time as we scale. We believe that increased geographic diversity will also improve our ability to secure attractive terms from reinsurers, which would improve our overall cost structure and profitability.

Our Ability to Expand Fee Income and Premium Through Cross-Sales to Existing Customers

Our strategy to increase the value we are providing to our customers is to offer incremental services to assist our customers in better maintaining and protecting their homes. As we roll out these services, we expect to be able to generate incremental, non-risk-based service and fee income from our existing customers. We expect these home protection services not only to generate incremental revenue, but also to reduce losses for our customers, and—by implication—our loss ratios. Our success in expanding revenue and reducing losses by offering these services depends on our ability to market these services, our operational ability to deliver value to our customers, and the ability of these services to reduce the probability of loss for an average homeowner.

We are also in the early stages of cross-selling non-homeowner insurance products across our customer base. Cross-sales allow us to generate additional premium per customer, and ultimately higher revenue and fee income, without material incremental marketing spend. Our success in expanding revenue through cross-sales depends on our marketing efforts with new products, offerings of our competitors, additional expansion into new states, and the pricing of our bundled products.

Our Ability to Manage Risk

We leverage data, technology, and geographic diversity to help manage risk. For instance, we obtain dynamic data from various sources and use advanced statistical methods to model that data into our pricing algorithm. Incorporating these external data sources and utilizing the experience gained with our own customer base will lead to better underwriting, reduced loss frequency, and—adjusting for weather related events—lower loss ratios over time. While our current reinsurance framework helps us manage the volatility of earnings, reducing our overall gross loss ratio is critical to our success. Our ability to incorporate new data sources as they become available and to use them to improve our ability to accurately and competitively price risk is central to our growth strategy.

Seasonality of Customer Acquisition

Seasonal patterns can impact both our rate of customer acquisition and the incurrence of claims losses. Based on historical experience, existing and potential customers move more frequently during the summer months of the year, compared to the rest of the calendar year. As a result, we may see greater demand for new or expanded insurance coverage, and increased engagement resulting in proportionately more growth during the third quarter. We expect that as we grow, expand geographically, and launch new products, the impact of seasonal variability on our rate of growth may decrease.

Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns, and as we diversify our base of premium such that our exposure more closely resembles the industry exposure, we should see the impact of these events on our business more closely resemble the impact on the broader industry.

A More Diverse and Resilient Business Model

There are four components in our economic model:

1. MGA
2. Agency
3. Insurance as a Service
4. Risk Retention

Prior to our acquisition of Spinnaker on August 31, 2020, our economics were driven by our MGA and Agency business. We now have a more diverse and resilient model, as well as the infrastructure to support our growth.

This structural evolution of our business model has several implications:

1. Substantive: We are retaining more risk on our balance sheet and accordingly both our net earned premium and our Loss and Loss Adjustment Expenses are expected to be higher.

2. Financial presentation: The direct acquisition costs associated with the premium written on our carrier will shift from sales and marketing to insurance related expense and will be offset by the corresponding ceding commission and amortized over the lifetime of the policy. Only the excess of ceding commission over our direct acquisition costs will be recognized as revenue. All else being equal, for the exact same amount of premium we expect:
a. our ceding commission will be lower
b. our sales and marketing expense will be lower
c. our bottom line results will be unchanged

When comparing our year-over-year financial results and analyzing trends, we need to take into consideration these structural changes and their implications. We utilize a non-GAAP measure Adjusted EBITDA to measure our operating profitability. See the section entitled “Hippo Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Operating and Financial Metrics and Non-GAAP Measures — Adjusted EBITDA.”

Acquisition of Spinnaker Insurance Company

In August 2020, we completed the acquisition of Spinnaker, giving us direct control over the insurance and reinsurance placement aspect of our business. We believe the Spinnaker acquisition will enable us to maintain a capital-light model while retaining risk in a way that aligns our interests with those of the reinsurance market. We also believe it will benefit our economics; while we expect to continue writing business on third party carriers, we will no longer need to pay a fee to third parties for carrier services on the portion of business we write on Spinnaker. Our financial results in 2021 will reflect the full year of Spinnaker’s operations compared to a partial year in 2020. For more information, see the section titled “Results of Operations” below.

Prior to the Spinnaker acquisition, Hippo received MGA commission income for the policies placed by Hippo on Spinnaker paper, and we recognized this commission income at the policy effective dates, net of risk retained by Hippo. The expense incurred for third-party sales commissions (i.e., acquisition costs) was presented on a gross basis in the statement of operations for the period January 1, 2020 to August 31, 2020, and was included in sales and marketing line item and was not offset against the commission revenue.

After the acquisition, we have consolidated the results of Spinnaker which impact our results of operations as follows:
•Premium for the risk retained by us is recognized on a pro-rata basis over the policy period.
•Ceding commission on premium ceded to third party reinsurers is deferred as a liability and recognized on a pro-rata basis over the term of the policy, net of acquisition costs. To the extent ceding commission received exceeds direct acquisition costs, the excess is presented as revenue in the commission income, net line on our statements of operations and comprehensive loss. The consolidated company (Hippo and Spinnaker) began to earn ceding commission on premium ceded to third party reinsurers in September 2020 and the ceding commission is recognized net of acquisition costs, on a pro-rata basis over the term of the policy.

Acquisition costs incurred to acquire the Spinnaker policies are deferred and amortized over the term of the policies. Those costs include sales commissions, premium taxes, and board and bureau fees. The amortization of deferred acquisition costs is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.

Loss and LAE incurred, net of losses ceded to reinsurers, will be reflected in the statement of operations for the risk we retain on the Spinnaker policies.

Investment income, net representing interest earned from fixed maturity securities, short-term securities and other investments, and the gains or losses from the sale of investments is presented as part of revenue.

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with GAAP as determined by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), and pursuant to the regulations of the SEC.
Key GAAP Financial Terms
Gross Written Premium
Gross written premium is the amount received or to be received for insurance policies written or assumed by us and our affiliates as a carrier, without reduction for policy acquisition costs, reinsurance costs, or other deductions. In addition, gross written premium includes amounts received from our participation in our own reinsurance treaty. The volume of our gross written premium in any given period is generally influenced by:
•New business submissions;
•Binding of new business submissions into policies;
•Bound policies going effective;
•Renewals of existing policies; and
•Average size and premium rate of bound policies.

Ceded Written Premium
Ceded written premium is the amount of gross written premium written or assumed by us and our affiliates as a carrier that we cede to reinsurers. We enter into reinsurance contracts to limit our exposure to losses, as well as to provide additional capacity for growth. Ceded written premium is treated as a reduction from gross written premium written during a specific period of time over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premium is impacted by the level of our gross written premium and decisions we make to increase or decrease retention levels.
Components of Results of Operations
Revenue
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium for insurance policies written or assumed by us and less ceded written premium (any portion of our gross written premium that is ceded to third-party reinsurers under our reinsurance agreements). We earn written premiums on a pro-rata basis over the term of the policies.
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. While we have underwriting authority and responsibility for administering claims, we do not take the risk associated with policies on our own balance sheet. Rather, we work with carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of ceding commission, and remit the balance premium to the respective insurers. Subsequent ceding commission adjustments arising from policy changes such as endorsements are recognized when the adjustments can be reasonably estimated.
b.Agency Commission: We also operate licensed insurance agencies that are engaged solely in the sale of policies, including non-Hippo policies. For these policies, we earn a recurring agency commission from the carriers whose policies we sell, which is recorded in the commission income, net line on our statements of operations and comprehensive loss. Similar to the MGA businesses, the performance obligation from the agency contracts is placement of the insurance policies.
For both MGA and insurance agency activities, we recognize commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing our portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities. The MGA commission is subject to adjustments, higher or lower (commonly referred to as “commission slide”), depending on the underwriting performance of the policies placed by us. We are required to return a portion of our MGA commission due to commission slide received on the policies placed by MGA if the underwriting performance varies due to higher Hippo programs’ loss ratio from contractual performance of the Hippo programs’ loss ratio or if the policies are cancelled before the term of the policy; accordingly, we reserve for commission slide using estimated Hippo programs’ loss ratio performance, and a cancellation reserve is estimated as a reduction of revenue for each period presented in our statement of operations and comprehensive loss.
c.Ceding Commission: We receive commission based on the premium we cede to third-party reinsurers for the reimbursement for our acquisition and underwriting services. Excess of ceding commission over the cost of acquisition is included in the commission income, net line on our statements of operations and comprehensive loss. For the policies that we write on our own carrier as MGA, we recognize this commission as ceding commission on the statement of operations and comprehensive loss. We earn commission on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. We record the portion of ceding commission income, which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.
d.Carrier Fronting Fees: Through our insurance-as-a-service business we earn recurring fees from the MGA programs we support. We earn fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies. This revenue is included in the commission income, net line on our statements of operations and comprehensive loss.
e.Claim Processing Fees: As an MGA, we receive a fee that is calculated as a percent of the premium from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy, and recognized ratably over the same period. This revenue is included in the commission income, net line on our statements of operations and comprehensive loss.
Service and Fee Income
Service and fee income mainly represents policy fees and other revenue. We directly bill policyholders for policy fees and collect and retain fees per the terms of the contracts between us and our insurers. Similar to the commission revenue, we estimate a cancellation reserve for policy fees using historical information. The performance obligation associated with these fees is satisfied at a point in time upon completion of the underwriting process, which is the policy effective date. Accordingly, we recognize all fees as revenue on the policy effective date.
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short-term securities and other investments, and the gains or losses from the sale of investments. Our cash and invested assets primarily consist of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims.
Net investment income also includes an insignificant amount of net realized gains (losses) on investments, which are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any allowances for credit losses recognized in earnings, if any.
Expenses
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. These expenses are a function of the size and term of the insurance policies and the loss experience associated with the underlying risks. LAE are based on actuarial assumptions and management judgements, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE also include employee compensation (including stock-based compensation and benefits) of our claims processing teams, as well as allocated occupancy costs and related overhead based on headcount.
Insurance Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-based compensation and benefits) of our underwriting teams, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by the portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
In 2019, insurance related expenses were primarily comprised of the costs of providing bound policies and delivering claims services to the Company’s customers. These costs include technology service costs, including software, data services, and third-party call center costs in addition to personnel-related costs. We believe these technology service costs represent insurance related costs and might be misleading to a reader on a comparative basis if not recorded in insurance related costs.
Technology and Development
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our technology staff, which includes information technology development, infrastructure support, actuarial, and third-party services. Technology and development also include allocated facility costs and related overhead based on headcount.
We expense development costs as incurred, except for costs related to internal-use software development projects, which are capitalized and subsequently depreciated over the expected useful life of the developed software. We expect our technology and development costs to increase for the foreseeable future as we continue to invest in research and develop activities to achieve our technology development roadmap.
Sales and Marketing
Sales and marketing expenses primarily consist of sales commission, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. We expense advertising costs as incurred. Sales and marketing also include allocated facility costs and related overhead based on headcount.
We plan to continue to invest in sales and marketing to attract and acquire new customers and to increase our brand awareness. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business, increase commission payments to our produces and partners as a result of our premium growth, and invest in developing a nationally-recognized brand. We expect that sales and marketing costs will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that—in the long-term—our sales and marketing costs will decrease as a percentage of revenue as we continue to drive customer acquisition efficiencies and as the proportion of renewals to our total business increases.
General and Administrative
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our finance, human resources, legal, and general management functions, as well as facilities and professional services. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and other regulatory bodies, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Interest and Other (Income) Expense
Interest and other (income) expense primarily consist of interest expense incurred for the convertible promissory notes, and fair value adjustments on preferred stock warrant liabilities, gains or losses on debt extinguishment, and embedded derivative on convertible promissory notes. The convertible promissory notes converted into equity immediately prior to the closing of the merger with RTPZ, eliminating the associated interest expense for the future periods after the consummation of the merger.
Income Taxes
We record income taxes using the asset and liability method. Under this method, we record deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. We measure these differences using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
We record a valuation allowance to reduce deferred tax assets and liabilities to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations, and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.
Key Operating and Financial Metrics and Non-GAAP Measures
We regularly review the following key operating and financial metrics in order to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.
The non-GAAP financial measure below has not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that they fail to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses the non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) review and assess the operating performance of our management team; (iv) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (v) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
The results of Spinnaker Insurance Company since the date of acquisition (August 31, 2020) have been consolidated with ours and are reflected in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in millions)
Total Generated Premium	$161.7	$83.2	$443.5	$227.6
Total Revenue	21.3	13.0	59.1	35.2
Net Loss attributable to Hippo	(30.9)	(38.6)	(310.7)	(87.4)
Adjusted EBITDA	(48.4)	(23.9)	(126.4)	(64.3)
Gross Loss Ratio	128%	155%	158%	147%
Net Loss Ratio	241%	185%	217%	160%
Total Generated Premium
We define Total Generated Premium (“TGP”) as the aggregate written premium placed across all of our business platforms for the period presented. We measure TGP as it reflects the volume of our business irrespective of choices related to how we structure our reinsurance treaties, the amount of risk we retain on our own balance sheet, or the amount of business written in our capacity as an MGA, agency, or as an insurance carrier/reinsurer. We calculate TGP as the sum of:

i)Gross written premium (“GWP”) — a GAAP measure defined below; and
ii)Gross placed premium — premium of policies placed with third-party insurance companies, for which we do not retain insurance risk and for which we earn a commission payment, and policy fees charged by us to the policyholders on the effective date of the policy.
Our Total Generated Premium for the three months ended September 30, 2021 grew 94% year-over-year to $161.7 million from $83.2 million for the three months ended September 30, 2020. The growth was driven primarily by growth across channels in existing states, expansion into 6 new states compared to the three months ended September 30, 2020, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, and growth of non-Hippo written premium supported by our insurance company Spinnaker.
Our Total Generated Premium for the nine months ended September 30, 2021 grew 95% year-over-year to $443.5 million from $227.6 million for the nine months ended September 30, 2020. The growth was driven primarily by growth across channels in existing states, expansion into 6 new states compared to the nine months ended September 30, 2021, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, and growth of non-Hippo written premium supported by our insurance company Spinnaker.
Our Total Generated Premium for the three and nine months ended September 30, 2020 does not include $24.0 million and $71.8 million, respectively, of written premium from non-Hippo programs written by Spinnaker prior to the acquisition which closed on August 31, 2020.
The following table presents Total Generated Premium for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gross Written Premium	$129.0	$28.9	$100.1	$356.7	$43.5	$313.2
Gross Placed Premium	32.7	54.3	(21.6)	86.8	184.1	(97.3)
Total Generated Premium	$161.7	$83.2	$78.5	$443.5	$227.6	$215.9
The decrease in Gross Placed Premium is a direct result of the Spinnaker acquisition. After the acquisition, premium that would have been placed on Spinnaker and included in Gross Placed Premium is now recognized as Gross Written Premium.

Total Revenue
For the three months ended September 30, 2021, total revenue was $21.3 million, an increase of $8.3 million compared to $13.0 million for the three months ended September 30, 2020. This increase was driven by increases in net earned premium and service and fee income of $6.2 million and $1.9 million, respectively.
For the nine months ended September 30, 2021, total revenue was $59.1 million, an increase of $23.9 million compared to $35.2 million for the nine months ended September 30, 2020. This increase was driven by increases in net earned premium and service and fee income of $21.2 million and $6.9 million, respectively. These amounts were partially offset by a decrease in net commission income of $3.6 million as a result of the Spinnaker acquisition.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to non-controlling interest, net of tax.

For the three months ended September 30, 2021, net loss attributable to Hippo was $30.9 million, a decrease of $7.7 million compared to $38.6 million for the three months ended September 30, 2020. This was primarily driven by an decrease in other (income) expense of $26.5 million due to a gain on the extinguishment of the convertible notes. This amount was partially offset by an increase in losses and loss adjustment expense of $17.6 million as a result of the growth in our business in which we retain risk and loss participation clauses in several of our proportional reinsurance treaties.
For the nine months ended September 30, 2021, net loss attributable to Hippo was $310.7 million, an increase of $223.3 million compared to $87.4 million for the nine months ended September 30, 2020. This was primarily driven by an increase in interest and other (income) expense of $152.3 million, due to an increase in fair value losses recorded on preferred stock warrants and the derivative liability on our convertible promissory notes, and interest expense. In addition, there was an increase in losses and loss adjustment expense of $51.1 million due the growth in our business in which we retain risk, abnormally high weather-related losses, including the Texas winter storm in February 2021 (“Uri”), and a higher concentration in areas impacted by the weather-related losses. There was also an increase in sales and marketing expense of $16.4 million.
Adjusted EBITDA
We define Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, other non-cash fair market value adjustments for outstanding preferred stock warrants and derivative liabilities on the convertible promissory notes, and contingent consideration for one of our acquisitions and other transactions that we consider to be unique in nature.
For the three months ended September 30, 2021, adjusted EBITDA loss was $48.4 million, an increase of $24.5 million compared to $23.9 million for the three months ended September 30, 2020, due primarily to an increase in our loss and loss adjustment expense due to the growth in our business in which we retain risk.
For the nine months ended September 30, 2021, adjusted EBITDA loss was $126.4 million, an increase of $62.1 million compared to $64.3 million for the nine months ended September 30, 2020, due primarily to an increase in our loss and loss adjustment expense due to the growth in our business in which we retain risk, abnormally high weather-related losses, including Uri, and a higher concentration in areas impacted by the weather-related losses.
The following table provides a reconciliation from net loss attributable to Hippo to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net loss attributable to Hippo	$(30.9)	$(38.6)	$(310.7)	$(87.4)
Adjustments:
Net investment income	(0.1)	(0.2)	(0.2)	(0.8)
Depreciation and amortization	2.7	1.7	7.7	4.7
Interest expense	4.2	—	26.1	—
Stock-based compensation	4.5	13.2	9.8	15.0
Fair value adjustments	16.2	—	177.3	4.2
Gain on extinguishment of convertible promissory notes	(47.0)	—	(47.0)	—
Contingent consideration charge	0.8	1.9	2.1	1.9
Other one-off transactions	1.1	—	8.1	—
Income taxes (benefit) expense	0.1	(1.9)	0.4	(1.9)
Adjusted EBITDA(1)	$(48.4)	$(23.9)	$(126.4)	$(64.3)
(1) In previous disclosures, our Adjusted EBITDA calculation included an adjustment for capitalization of internal use software costs. We no longer include this adjustment, as we believe the current presentation is more relevant and in-line with our peers and relevant comparable companies. We have adjusted the historical periods accordingly.
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross Losses and LAE	$130.0	$37.4	$416.2	$42.6
Gross Earned Premium	101.2	24.2	262.7	29.0
Gross Loss Ratio	128%	155%	158%	147%

The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services “PCS” and non-PCS events.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
PCS component of gross loss ratio	50%	75%	90%	73%
Large loss component of the gross loss ratio (1)	15%	12%	13%	13%
Non-PCS, non-large loss component of gross loss ratio	63%	68%	55%	61%
Gross loss ratio	128%	155%	158%	147%
(1) Defined as the excess portion of non-weather losses in excess of $0.1 million loss and allocated loss adjustment expense per claim
For the three months ended September 30, 2021, our Gross Loss Ratio was 128% compared with 155% for the three months ended September 30, 2020. This was primarily driven by a decrease in the impact of PCS catastrophic events, supported by our ongoing effort to diversify our book geographically, as well as a decrease of 5 percentage points in other attritional losses driven by our continuously improved underwriting process.
For the nine months ended September 30, 2021, our Gross Loss Ratio was 158% compared with 147% for the nine months ended September 30, 2020. The increase was due to the impact of abnormal PCS catastrophic events primarily in the first six months of 2021, including the Texas winter storm Uri in February 2021. Excluding the impact of Texas winter storm Uri, our Gross Loss Ratio for the nine months ended September 30, 2021 would have been 122%.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Losses and LAE	$26.3	$8.7	$65.0	$13.9
Net Earned Premium	10.9	4.7	29.9	8.7
Net Loss Ratio	241%	185%	217%	160%

For the three months ended September 30, 2021, our Net Loss Ratio was 241% compared with 185% for the three months ended September 30, 2020. The increase was due primarily to an increase in our loss and loss adjustment expense as a result of the growth in our business in which we retain risk and loss participation clauses in several of our proportional reinsurance treaties.

For the nine months ended September 30, 2021, our Net Loss Ratio was 217% compared with 160% for the nine months ended September 30, 2020. The increase was due primarily to the impact of abnormally high PCS catastrophic events, including the Texas winter storm Uri in February 2021.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included in the Company’s Registration Statement on Form S-1(File No. 333-259040) filed with the SEC on August 24, 2021. The following table sets forth our consolidated results of operations data for the periods presented (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021	2020	Change	% Change	2021	2020	Change	% Change
Revenue:
Net earned premium	$10.9	$4.7	$6.2	132%	$29.9	$8.7	$21.2	244%
Commission income, net .	6.6	6.3	0.3	5%	18.2	21.8	(3.6)	(17)%
Service and fee income	3.7	1.8	1.9	106%	10.8	3.9	6.9	177%
Net investment income	0.1	0.2	(0.1)	(50)%	0.2	0.8	(0.6)	(75)%
Total revenue .	21.3	13.0	8.3	64%	59.1	35.2	23.9	68%
Expenses:
Losses and loss adjustment expenses	26.3	8.7	17.6	202%	65.0	13.9	51.1	368%
Insurance related expenses	7.1	5.2	1.9	37%	23.2	13.0	10.2	78%
Technology and development	8.3	5.7	2.6	46%	22.7	13.2	9.5	72%
Sales and marketing	22.4	17.6	4.8	27%	69.3	52.9	16.4	31%
General and administrative	13.4	16.2	(2.8)	(17)%	30.6	27.3	3.3	12%
Interest and other (income) expense	(26.4)	0.1	(26.5)	(26500)%	156.5	4.2	152.3	3626%
Total expenses	51.1	53.5	(2.4)	(4)%	367.3	124.5	242.8	195%
Loss before income taxes	(29.8)	(40.5)	10.7	(26)%	(308.2)	(89.3)	(218.9)	245%
Income taxes (benefit) expense	0.1	(1.9)	2.0	(105)%	0.4	(1.9)	2.3	(121)%
Net loss	(29.9)	(38.6)	8.7	(23)%	(308.6)	(87.4)	(221.2)	253%

Net income attributable to noncontrolling interests, net of tax	1.0	—	1.0	N/A	2.1	—	2.1	N/A
Net loss attributable to Hippo	$(30.9)	$(38.6)	$7.7	(20)%	$(310.7)	$(87.4)	$(223.3)	255%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(0.1)	(0.2)	0.1	(50)%	(0.4)	(0.2)	(0.2)	100%
Comprehensive loss attributable to Hippo	$(31.0)	$(38.8)	$7.8	(20)%	$(311.1)	$(87.6)	$(223.5)	255%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Net Earned Premium
For the three months ended September 30, 2021, net earned premium was $10.9 million, an increase of $6.2 million compared to $4.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, net earned premium was $29.9 million, an increase of $21.2 million compared to $8.7 million for the nine months ended September 30, 2020. The three and nine month increases are due to year-over-year growth of our total book of business and our acquisition of Spinnaker, which closed on August 31, 2020.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and nine months ended September 30, 2021 and 2020 (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Gross written premium	$129.0	$28.9	$100.1	$356.7	$43.5	$313.2
Ceded written premium	123.1	19.0	104.1	331.5	21.0	310.5
Net written premium	5.9	9.9	(4.0)	25.2	22.5	2.7
Change in unearned premium	5.0	(5.2)	10.2	4.7	(13.8)	18.5
Net earned premium	$10.9	$4.7	$6.2	$29.9	$8.7	$21.2
Commission Income, Net
For the three months ended September 30, 2021, commission income was $6.6 million, an increase of $0.3 million, or 5%, compared to $6.3 million for the three months ended September 30, 2020. The increase was due primarily to increased ceding commission and agency commission of $3.1 million and $1.3 million, respectively. These amounts were partially offset by a decrease in our MGA commission of $4.1 million, as direct result of the structural change in our business due to the acquisition of Spinnaker.
For the nine months ended September 30, 2021, commission income was $18.2 million, a decrease of $3.6 million, or 17%, compared to $21.8 million for the nine months ended September 30, 2020. This is a direct result of the structural change in our business due to the acquisition of Spinnaker, which led to a decrease in our MGA commission of $14.7 million. This amount was partially offset by an increase in ceding commission and agency commissions of $8.7 million and $2.4 million, respectively.
Service and Fee Income
For the three months ended September 30, 2021, service and fee income was $3.7 million, an increase of $1.9 million, or 106%, compared to $1.8 million for the three months ended September 30, 2020. The increase was due primarily to increased policy fees and other revenue due to an increase in the volume of policies placed by our MGA services.
For the nine months ended September 30, 2021, service and fee income was $10.8 million, an increase of $6.9 million, or 177%, compared to $3.9 million for the nine months ended September 30, 2020. The increase was due primarily to increased policy fees and other revenue due to an increase in the volume of policies placed by our MGA services.
Net Investment Income
For the three months ended September 30, 2021, net investment income was $0.1 million, a decrease of $0.1 million, compared to $0.2 million for the three months ended September 30, 2020. The decrease was due primarily to a decrease in interest rates compared to the same period in the prior year. We mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S. government and agencies.
For the nine months ended September 30, 2021, net investment income was $0.2 million, a decrease of $0.6 million, compared to $0.8 million for the nine months ended September 30, 2020. The decrease was due primarily to a decrease in interest rates compared to the same period in the prior year. We mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S government and agencies.
Losses and Loss Adjustment Expenses
For the three months ended September 30, 2021, loss and loss adjustment expenses were $26.3 million, an increase of $17.6 million, compared to $8.7 million for the three months ended September 30, 2020. The increase was due primarily to an increase in our loss and loss adjustment expense as a result of the growth in our business in which we retain risk and loss participation clauses in several of our proportional reinsurance treaties.
For the nine months ended September 30, 2021, loss and loss adjustment expenses were $65.0 million, an increase of $51.1 million, compared to $13.9 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in our loss and loss adjustment expense as a result of the growth in our business in which we retain risk as well as loss participation clauses in several of our proportional reinsurance treaties, abnormally high weather-related losses, including the Texas winter storm in February 2021, and a higher concentration in areas impacted by PCS catastrophic related losses.
Insurance Related Expenses
For the three months ended September 30, 2021, insurance related expenses were $7.1 million, an increase of $1.9 million, or 37%, compared to $5.2 million for the three months ended September 30, 2020. The increase was due primarily to a $1.3 million increase in amortization of deferred direct acquisition costs, $0.9 million increase in underwriting costs, $0.6 million increase in amortization expense attributable to capitalized internal use software, and $0.4 million increase in employee-related costs. These amounts were partially offset by a decrease of $1.9 million in profit sharing expenses.
For the nine months ended September 30, 2021, insurance related expenses were $23.2 million, an increase of $10.2 million or 78%, compared to $13.0 million, for the nine months ended September 30, 2020. The increase was due primarily to a $3.2 million increase in amortization of deferred direct acquisition costs, $2.4 million increase in underwriting costs, $1.7 million increase in employee-related costs, and $1.6 million increase in amortization expense attributable to capitalized internal use software. These amounts were partially offset by a decrease of $2.1 million in profit sharing expenses.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Underwriting costs	$2.0	$1.1	$5.6	$3.2
Amortization of capitalized internal use software	1.3	0.7	3.4	1.8
Employee-related costs	1.4	1.0	4.4	2.7
Amortization of deferred direct acquisition costs, net	1.9	0.6	4.9	1.6
Other	0.5	1.8	4.9	3.7
Total	$7.1	$5.2	$23.2	$13.0

Deferred direct acquisition costs were $12.1 million and $22.8 million for the three and nine months ended September 30, 2021, of which $10.2 million and $17.9 million were offset by ceding commission income.

Deferred direct acquisition costs were $0.6 million and $1.6 million for the three and nine months ended September 30, 2020, of which $0 million was offset by ceding commission income.
Technology and Development Expenses
For the three months ended September 30, 2021, technology and development expenses were $8.3 million, an increase of $2.6 million, or 46%, compared to $5.7 million for the three months ended September 30, 2020. The increase was due primarily to an increase in employee-related costs of $3.6 million, driven by an increase in headcount to support our long-term product roadmap and business growth, partially offset by a decrease in stock-based compensation of $0.8 million. The increase was also driven by a $0.8 million increase in consulting and professional services in support of our growth initiatives. These amounts were partially offset by an increase in capitalized costs for the development of internal-use software of $1.8 million.
For the nine months ended September 30, 2021, technology and development expenses were $22.7 million, an increase of $9.5 million, or 72%, compared to $13.2 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in employee-related costs of $9.8 million, including an increase in stock-based compensation of $0.2 million, driven by an increase in headcount to support our long-term product roadmap and business growth. The increase was also driven by a $1.5 million increase in consulting and professional services in support of our growth initiatives. These amounts were partially offset by an increase in capitalized costs for the development of internal-use software of $3.5 million.
Sales and Marketing Expenses
For the three months ended September 30, 2021, sales and marketing expenses were $22.4 million, an increase of $4.8 million, or 27%, compared to $17.6 million for the three months ended September 30, 2020. The increase was due primarily to an increase in employee-related expenses of $3.4 million, including an increase in stock-based compensation of $0.5 million, driven by an increase in headcount to support our growth, and a $4.6 million increase in advertising costs. These amounts were partially offset by a decrease in direct acquisition costs of $5.2 million, which have now been deferred and the related amortization included in insurance related expenses after the acquisition of Spinnaker in the third quarter of 2020.
For the nine months ended September 30, 2021, sales and marketing expenses were $69.3 million, an increase of $16.4 million, or 31%, compared to $52.9 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in employee-related expenses of $9.4 million, including an increase in stock-based compensation of $2.3 million, driven by an increase in headcount to support our growth, an increase of $12.4 million in advertising costs, an increase of $7.0 million in service fees related to the issuance of a convertible promissory note, and an increase of $1.5 million in licensing fees. These amounts were partially offset by a decrease in direct acquisition costs of $20.1 million, which have now been deferred and the related amortization included in insurance related expenses after the acquisition of Spinnaker in the third quarter of 2020.
General and Administrative Expenses
For the three months ended September 30, 2021, general and administrative expenses were $13.4 million, a decrease of $2.8 million, or 17%, compared to $16.2 million for the three months ended September 30, 2020. The decrease was due primarily to a decrease in stock-based compensation of $8.1 million due to a charge for the secondary sale of equity holdings by certain of our employees in the prior year. This amount was partially offset by an increase in other employee-related expenses of $3.1 million, driven by an increase in headcount to support our growth, an increase in professional services expense of $1.3 million, and an increase in corporate and directors and officers insurance expense of $1.2 million, related to the increased cost of public company requirements.

For the nine months ended September 30, 2021, general and administrative expenses were $30.6 million, an increase of $3.3 million, or 12%, compared to $27.3 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in professional services expense of $2.8 million and an increase in corporate and directors and officers insurance expense of $1.2 million, related to the increased cost of public company requirements. These amounts were partially offset by a decrease in employee-related expenses of $0.1 million comprised of a decrease in stock-based compensation of $7.1 million due to a charge for the secondary sale of equity holdings by certain of our employees in the prior year and an increase of $7.0 million in other employee-related expenses, driven by an increase in headcount to support our growth.
Interest and Other (Income) Expense
For the three months ended September 30, 2021, interest and other (income) expenses were income of $26.4 million, an increase of $26.5 million compared to an expense of $0.1 million for the three months ended September 30, 2020. The increase was due primarily to a gain on the extinguishment of the convertible notes and related derivative liability of $47.0 million and a fair value gain on the outstanding Public and Private Placement Warrants of $5.6 million. These amounts were partially offset by an increase in fair value losses recorded on preferred stock warrants of $7.0 million due to the increase in the fair market value of our preferred stock and an increase in fair value losses recorded on the derivative liability on our convertible promissory notes of $14.9 million, from June 30, 2021 to the Business Combination closing date of August 2, 2021, the date of exercise and/or settlement of those instruments. We also recorded interest expense on the convertible promissory notes of $4.2 million.
For the nine months ended September 30, 2021, interest and other (income) expense was $156.5 million, an increase of $152.3 million compared to $4.2 million for the nine months ended September 30, 2020. The increase was due primarily to an increase in fair value losses recorded on preferred stock warrants of $117.4 million due to the increase in the fair market value of our preferred stock and an increase in fair value losses recorded on the derivative liability on our convertible promissory notes of $61.4 million from December 31, 2021 to the Business Combination closing date of August 2, 2021, the date of exercise and/or settlement of those instruments. We also recorded interest expense on the convertible promissory notes of $26.1 million. These amounts were partially offset by a gain on the extinguishment of the convertible notes and related derivative liability of $47.0 million and a fair value gain on the Public and Private Placement Warrants of $5.6 million.
Income Taxes
For the three months ended September 30, 2021, income tax expense was $0.1 million, an increase of $2.0 million, compared to a benefit of $1.9 million for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, income tax expense was $0.4 million, an increase of $2.3 million, compared to a benefit of $1.9 million for the nine months ended September 30, 2020.
Liquidity and Capital Resources
Sources of Liquidity
Our capital requirements depend on many factors, including the volume of issuance of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. Until we can generate sufficient revenue and other income to cover operating expenses, working capital, and capital expenditures, we expect the funds raised in our preferred stock financings, convertible notes financings, the PIPE Investment, and the Business Combination to fund our cash needs. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be available on favorable terms, or at all.
On July 8, 2020, we issued shares of our Series E Convertible Preferred Stock for aggregate proceeds of $150 million.

In November and December 2020, we raised an additional $365.0 million of cash by issuing convertible promissory notes.
In August 2021, we completed the Business Combination. In connection with this transaction, we received net proceeds of approximately $450 million. We also received proceeds of $29.0 million from the exercise of preferred stock warrants immediately prior to the Business Combination.
We are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2021, is $26.1 million, and there were no outstanding amounts under this agreement.
As of September 30, 2021, we had $822.8 million of cash and restricted cash and $72.0 million of available- for-sale fixed income securities and short term investments. To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, and from net proceeds from the PIPE Investment, the Business Combination, and revenue. Our existing sources of liquidity include cash and cash equivalents and marketable securities.
Since our inception, we have incurred operating losses, including net losses attributable to Hippo of $141.5 million for the year ended December 31, 2020 and $310.7 million for the nine months ended September 30, 2021. We had an accumulated deficit of $256.6 million as of December 31, 2020 and $567.3 million as of September 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to continued investments that we intend to make in our business and, as a result, we may require additional capital resources to grow our business. We believe that current cash, cash equivalents, and net proceeds from the PIPE Investment and the Business Combination will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(127.1)	$(36.3)	$(90.8)
Investing activities	$(22.9)	$24.8	$(47.7)
Financing activities	$480.4	$152.4	$328.0
Operating Activities
Cash used in operating activities was $127.1 million for the nine months ended September 30, 2021, an increase of $90.8 million, from $36.3 million for the nine months ended September 30, 2020. This increase was due primarily to a $221.2 million increase in our net loss for the nine months ended September 30, 2021 and $27.0 million in changes in our operating assets and liabilities. These amounts were partially offset by an increase in non-cash charges of $157.4 million. Non-cash charges increased due primarily to the change in fair value of our preferred stock warrants liabilities of $117.4 million, an increase in the change in fair value on the derivative on our convertible promissory notes of $61.4 million, and an increase in the amortization of debt discount of $20.4 million, partially offset by a gain on the extinguishment of debt of $47.0 million.

Investing Activities
Cash used in investing activities was $22.9 million for the nine months ended September 30, 2021, due primarily to purchases of investments.
Cash provided by in investing activities was $24.8 million for the nine months ended September 30, 2020, due primarily to maturities and sales of investments partially offset by cash paid for acquisition, net of cash acquired.
Financing Activities
Cash provided by financing activities was $480.4 million for the nine months ended September 30, 2021, primarily driven by the Business Combination and PIPE Investment, which resulted in a cash inflow of $449.3 million and proceeds from the exercise of preferred stock warrants of $29.0 million.
Cash provided by financing activities was $152.4 million for the nine months ended September 30, 2020, due primarily to the proceeds from the issuance of preferred stock, net of issuance costs.
Commitments and Contractual Obligations
There have been no material changes to our contractual obligations from those described in the Audited Consolidated Financial Statements for the year ended December 31, 2020 included in the Company’s Registration Statement on Form S-1 (File No. 333-259040) filed with the SEC on August 24, 2021, other than an increase in Unpaid Loss and Loss Adjustment Expense and lease obligation. We have extended a current lease and leased additional square footage in Texas for future payments of approximately $8.0 million extending through 2026. Unpaid Loss and Loss Adjustment Expense is $239.7 million as of September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, the Company does not have any material off-balance sheet arrangements.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, loss and loss adjustment expense reserve, recoverability of our net deferred tax asset, goodwill and intangible assets, business combinations, fair value of common stock, valuation of embedded derivatives, and redeemable convertible preferred stock warrant liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Management believes there have been no significant changes for the three and nine months ended September 30, 2021 to the items that we disclosed as our critical accounting estimates in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-1 (File No. 333-259040), filed with the SEC on August 24, 2021.
Recent Accounting Pronouncements
See Note 1 to our interim consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of September 30, 2021.

Quantitative and Qualitative Disclosures About Market Risk
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities investments. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income, and cash flows. As our investment portfolio is primarily short-term in nature, management does not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the condensed consolidated statements of operations.
Emerging Growth Company Status
We currently qualify as an “emerging growth company” under the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
We have elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines that it is preferable to take advantage of early adoption provisions offered within the applicable guidance. Our utilization of these transition periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities investments. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. We assess market risk utilizing a sensitivity analysis that measures the potential change in fair values, interest income, and cash flows. As our investment portfolio is primarily short-term in nature, management does not expect our results of operations or cash flows to be materially affected to any degree by a sudden change in market interest rates. In the unlikely event that we would need to sell our investments prior to their maturity, any unrealized gains and losses arising from the difference between the amortized cost and the fair value of the investments at that time would be recognized in the consolidated statements of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Prior to the reverse recapitalization completed on August 2, 2021, RPTZ management concluded that a material weakness existed as of June 30, 2021 as a result of the misapplication of the accounting for warrants as liabilities described in RPTZ’s Annual Report on Form 10K/A for the year ended December 31, 2020, as filed with the SEC on May 17, 2021. Since the closing of the Business Combination, we have maintained a sufficient complement of personnel with an appropriate degree of knowledge, experience and training in accounting and internal control over financial reporting that is adequate for our accounting and reporting requirements and the matters that lead to RTPZ’s conclusion no longer exist.

Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation or other legal proceedings. We are routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. We are not currently a party to any litigation or other legal proceedings that, in the opinion of our management, is likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of net losses and we may not achieve or maintain profitability in the future.

We incurred net losses on an annual basis since our incorporation in 2015 and had an accumulated deficit of $115.1 million, $256.6 million, and $567.3 million as of December 31, 2019, December 31, 2020, and September 30, 2021, respectively. We incurred net losses of $83.1 million and $141.5 million in the years ended December 31, 2019 and December 31, 2020, respectively. We also incurred net losses of $310.7 million for the nine months ended September 30, 2021. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results, and financial condition could be harmed.

We believe that growth of our business and revenue depends upon our ability to continue to grow our business in the geographic markets that we currently serve by retaining our existing customers and adding new customers in our current—as well as new—geographic markets and adding new insurance and non-insurance home-related products. Expanding into new geographic markets and introducing new products takes time, requires us to navigate and comply with extensive regulations, and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while loss performance has improved over time as more customers renew their policies and remain customers for longer, a future loss of customers could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue, any of which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we may fail to accurately predict or execute risk segmentation of new and renewal customers or potential customers, which could also reduce our profitability.

While a key part of our business strategy is to retain and add customers in our existing markets, we also intend to expand our operations into new markets and new products. In doing so, we may incur losses or otherwise fail to enter new markets or introduce new products successfully. Our expansion into new markets and new products may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources, and the possibility that returns on such investments will not be achieved for several years or at all.

There are many factors that could negatively affect our ability to grow our customer base, including if:

•we fail to effectively use search engines, social media platforms, content-based online advertising, and other online sources for generating traffic to our website;
•potential customers in a particular marketplace or more generally do not meet our underwriting guidelines;
•our products are not competitive in terms of customer experience, pricing, or insurance coverage options;
•our competitors mimic our digital platform or develop other innovative services, causing current and potential customers to purchase their insurance products instead of our products;
•we lose customers to new market entrants and/or existing competitors;
•we do not obtain regulatory approvals necessary for expansion into new markets or in relation to our products (such as line, form, underwriting, and rating approvals) or such approvals contain conditions that impose restrictions on our operations (such as limitations on growth);
•our digital platform experiences disruptions;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we fail to expand geographically;
•we fail to offer new and competitive products, to provide effective updates to our existing products or to keep pace with technological improvements in our industry;
•we are unable to maintain traditional retail agent relationships;
•customers have difficulty installing, updating or otherwise accessing our website on mobile devices or web browsers as a result of actions by us or third parties;
•customers are unable or unwilling to adopt or embrace new technology;
•technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or
•we are unable to address customer concerns regarding the content, data privacy, and security generally or for our digital platform specifically.

Our inability to overcome these challenges could impair our ability to attract new customers and retain existing customers and could have a material adverse effect on our business, revenue, operating results, and financial condition.

The “Hippo” brand may not become as widely known as incumbents’ or other competitors’ brands or the brand may become tarnished.

Many of our competitors have brands that are well recognized. We spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining, and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations, and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations, and financial condition could be materially adversely affected.

Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and our reputation.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the efficiency of our claims processing, the training and experience of our claims adjusters (including our third-party claims administrators and adjusters), and our ability to develop or select and implement appropriate procedures and systems to support our claims functions.

The speed by which our technology allows us to process and pay claims is a differentiating factor for our business and an increase in the average time to process claims could undermine our reputation and position in the insurance marketplace. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation; lead to loss or reduction in the reinsurance recoveries; or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.

If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which—in turn—could adversely affect our reputation and operating margins.

Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business to sell homeowners insurance in 2015, began selling policies as an insurance producer in 2017, and began underwriting and retaining risks under insurance policies as an insurance company in 2020. Due to this limited operating history and the rapid growth that we experienced since we began operations, our operating results are hard to predict, and our historical results may not be indicative of, or comparable to, our future results. We also cannot provide any assurance that the data that we collect will provide useful measures for evaluating our business model. Our inability to adequately assess and predict our performance and growth could have a material adverse effect on our brand, business, financial condition, and results of operations.

We may not be able to manage our growth effectively.

Our revenue grew from $34.7 million for the year ended December 31, 2019 to $51.6 million for the year ended December 31, 2020. Our total employees grew from 215 as of December 31, 2019, to 399 as of December 31, 2020, and to 613 employees as of September 30, 2021. In addition, from December 31, 2019 to September 30, 2021, Hippo expanded from offering Hippo’s current insurance policies in 20 states to 37 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

Intense competition in the segments of the insurance industry in which we operate could negatively affect current financials and our ability to attain or increase profitability.

The homeowners’ insurance market is highly competitive with carriers competing through product coverage, reputation, financial strength, advertising, price, customer service, and distribution.

We face significant competition from traditional insurance companies for homeowners. Competitors include companies such as Allstate, Farmers, Liberty Mutual, State Farm, and Travelers. These companies are larger than us and have significant competitive advantages over us, including greater name recognition, higher financial strength ratings, greater resources, additional access to capital, and more types of insurance coverage to offer—such as auto, umbrella and life—than we currently do (or expect to offer in the future). Our future growth will depend in large part on our ability to grow our homeowners’ insurance business in which traditional insurance companies retain certain advantages. In particular, unlike us, many of these competitors offer consumers the ability to purchase homeowners’ insurance and multiple other types of insurance coverage and “bundle” them together into one policy and—in certain circumstances—include an umbrella liability policy for additional coverage at competitive prices. Although we expect to continue to grow vertically and offer additional home-related products (including non-insurance products), we do not currently expect to expand into other types of insurance. New insurance and non-insurance products could take months or years to be approved by regulatory authorities or may not be approved at all.

Moreover, as we expand into new lines of business and offer additional non-insurance home-related products beyond homeowners’ insurance, we could face intense competition from companies that are already established in such markets. In non-insurance products, we face competition from large technology companies, such as Alphabet and Amazon, that have significant resources and long-standing relationships with customers across a variety of products.

Further, various large technology companies and other companies with a large consumer base that have recently started operating in adjacent categories, including insurance, may offer homeowners insurance products in the future. Technology companies may in the future begin operating and offering products with better and more competitive customer experience, pricing, and insurance coverage options than us, which could cause our results of operations and financial condition to be materially and adversely affected. In addition, traditional insurance companies may seek to adapt their businesses to sell insurance by offering modernized coverage or non-insurance products like we do, including offering home care and maintenance products. Given their size, resources, customer penetration, and other competitive advantages, they may be able to erode any market advantage that we may currently have over them.

We also face competition from existing and new “insurtech” insurance companies, such as Lemonade, and “insurtech” insurance agencies and managing general agents and underwriters whose use of digital platforms (including for sales, underwriting, and claims) are similar to ours. These competitors may be able to introduce new sales, underwriting, and claims systems that are viewed more attractively than ours by insurance consumers. These models require significantly less infrastructure and capital expenditures than traditional insurance businesses and can be operated without the need to be licensed as an insurance company (as we did prior to our acquisition of Spinnaker). Accordingly, the barriers of entry for new insurtech companies may be low and competitors may be able to begin operating and build scale quickly.

Reinsurance may be unavailable, including at current coverage, limits, or pricing, which may limit our ability to write new or renew existing business. Furthermore, reinsurance subjects our insurance company subsidiaries to counterparty credit and performance risk and may not be adequate to protect us against losses, each of which could have a material effect on our results of operations and financial condition.

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. The insurance companies that underwrite our insurance products including, but not limited to, our insurance company subsidiaries, purchase reinsurance to help manage their exposure to property and casualty insurance risks, including attritional and catastrophic risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance contracts, we remain primarily liable to our customers as the direct insurer on all risks reinsured. As a result, reinsurance does not eliminate or limit in any way the obligation of insurance companies that underwrite our insurance products, including our insurance company subsidiaries, to pay claims, and we are subject to the risk that one or more reinsurers will be unable or unwilling to honor its obligations, or that the reinsurers will not pay in a timely fashion. Reinsurers may become financially unsound by the time they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurers. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

Our primary non-catastrophe associated reinsurance contracts generally have a fixed term and caps on liability. Each reinsurer’s share in the interest and liabilities related to the reinsurance contract varies, and the reinsurers are severally—but not jointly—liable under the applicable reinsurance contract. Further, these reinsurance agreements may not be required to cover renewals of policies that the insurance carrier is required by law to renew or write, and we may not be able to lawfully cancel or non-renew insurance policies in a manner that assures ongoing reinsurance protection under our reinsurance contracts.

We may change the structure of our reinsurance arrangements in the future, which may impact our overall risk profile and financial and capital condition. We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same coverage, limits, pricing, or other terms as are currently available, as such availability depends in part on factors outside of our control. The existing or new contracts may not provide sufficient reinsurance protection. Market forces and external factors (such as significant losses from hurricanes, wildfires, severe weather, or terrorist attacks) or an increase in capital requirements, impact the availability coverage, limits, and pricing of the reinsurance we purchase. If we are unable to maintain our current level of reinsurance coverage, extend our expiring reinsurance contracts, or purchase new reinsurance protection with the coverage, limits, and pricing and in the amounts that we consider sufficient, we would have to either accept an increase in our retained risk exposure, reduce our insurance writings, or develop or seek other alternatives.

The unavailability of acceptable and sufficient reinsurance protection would have an adverse impact on our business model, which depends on reinsurance companies absorbing a portion of the losses incurred by our insurance carriers. If our affiliated and unaffiliated insurance carriers are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our retained risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternately, if available, we could elect to pay higher than desired rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to prior approval by state insurance regulators, to offset this additional cost.

Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct our business.

Our insurance company subsidiaries must maintain sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The National Association of Insurance Commissioners (“NAIC”) has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurance companies, including property-casualty insurers, that may not be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct their business.

Failure to maintain our financial strength ratings could adversely affect the ability of our insurance company subsidiaries to conduct our business as currently conducted.

Financial strength ratings are an important factor in evaluating and establishing the competitive position of insurance companies. These ratings represent the independent opinion of an insurer’s financial strength, operating performance, and ability to meet policyholder obligations. Rating agencies could downgrade or change the outlook on ratings due to:

•changes in the financial profile of one of our insurance companies;
•changes in a rating agency’s determination of the amount of capital required to maintain a particular rating; or
•increases in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, or other considerations that may or may not be under our control.

A downgrade in our insurance company subsidiaries’ financial strength ratings could have a material effect on our sales, competitiveness, customer retention, the marketability of our product offerings, liquidity, access to and cost of borrowing, results of operations, and financial condition.

If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations, and financial condition will be adversely affected.

In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing is subject to our ability to adequately assess risks, estimate losses, and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We also utilize the data that we gather through our interactions with our customers, as evaluated and curated by our proprietary technology.

Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses, loss adjustment expenses (“LAE”), acquisition expenses, and other costs. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to non-renew insurance contracts, non-renew customers, or raise prices. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, results of operations, and financial condition.

Pricing involves the acquisition and analysis of historical loss data and the projection of future trends, loss costs and expenses, and inflation trends, among other factors, for each of our products in multiple risk tiers and many different markets. In order to accurately price our policies, we must, among other factors:

•collect and properly and accurately analyze a substantial volume of data from our customers;
•develop, test, and apply appropriate actuarial projections and rating formulas;
•review and evaluate competitive product offerings and pricing dynamics;
•closely monitor and timely recognize changes in trends; and
•project both frequency and severity of our customers’ losses with reasonable accuracy.

There are no assurances that we will have success in implementing our pricing methodology accurately in accordance with our assumptions. Our ability to accurately price our policies is subject to a number of risks and uncertainties, including, but not limited to:

•insufficient, inaccurate, or unreliable data;
•incorrect or incomplete analysis of available data;
•uncertainties generally inherent in estimates and assumptions;
•our failure to establish or implement appropriate actuarial projections and rating formulas or other pricing methodologies;
•incorrect or incomplete analysis of the competitive environment;
•regulatory constraints on rate increases or coverage limitations;
•our failure to accurately estimate investment yields and the duration of our liability for loss and loss adjustment expenses; and
•unanticipated litigation, court decisions, legislative or regulatory actions, or changes to the existing regulatory landscape.

To address the potential errors or desired or required changes in our current premium rates, we may be compelled to increase the amount allocated to cover policy claims, increased expenses, or to address other economic factors resulting in an increase in future premium rates or to additionally or alternatively adopt different underwriting standards. Any of these changes may result in a decline in new business and renewals and, as a result, have a material adverse effect on our business, results of operations, and financial condition.

Our proprietary technology, which relies on third party data, may not operate properly or as we expect it to.

We utilize the third party data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. The continuous development, maintenance, and operation of our technology is expensive and complex, and it may involve unforeseen difficulties including material performance problems, undetected defects, or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Any of these eventualities could result in a material and adverse effect on our business, results of operations, and financial condition.

Our technology platform may not operate properly or as we expect it to operate.

We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Additionally, our claims operation utilizes our technology platform to manage claims and we intend to expand our technology platform to further support the processing of some or all of our claims. Our technology platform is expensive and complex; its continuous development, maintenance, and operation may entail unforeseen difficulties, including material performance problems, undetected defects, or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select or renew our customers, price insurance, and non-insurance products for our customers or incorrectly pay or deny claims made by our customers. These errors could result in (i) selecting an uneconomic mix of customers; (ii) customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies or non-insurance products with us, or make it less likely that prospective customers obtain new insurance policies; (iii) causing us to underprice policies or overpay claims; or (iv) causing us to incorrectly deny policyholder claims and become subject to liability. Additionally, technology platform errors could result in failure to comply with applicable laws and regulations including, but not limited to, unintentional noncompliance with our rate and form filings, cancellation and non-renewal requirements, unfair trade and claims practices, and non-discrimination, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations, and financial condition.

While we believe our by-peril pricing model to be more fair to consumers than multi-peril pricing models, it may yield results that customers find unfair. For instance, we may quote certain homeowners higher premiums than our competitors if our pricing model determines that the customer is higher risk even though their higher-risk classification has not resulted in a claim on an individual basis. Such perception of unfairness could negatively impact our brand and reputation.

Our future success depends on our ability to continue to develop and implement our technology and to maintain the confidentiality of this technology.

Existing regulations and changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.

State and federal lawmakers and insurance regulators are focusing upon the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. Although we have taken steps to comply with these laws, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we solicit, underwrite, or communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.

We rely on external data and our digital platform to collect and evaluate information that we utilize in producing, pricing, and underwriting our insurance policies (in accordance with the rates, rules, and forms filed with our regulators, where required), managing claims and customer support, and improving business processes. Any legal or regulatory requirements that might restrict our ability to collect or utilize this data or our digital platform, or an outage by a data vendor, could thus materially and adversely affect our business, financial condition, results of operations, and prospects.

We use external data and our digital platform to collect and evaluate data points that we utilize in marketing, producing, pricing, and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. To the extent such data points are utilized in the underwriting or rating of our insurance products, these may be subject to prior regulatory filing, review, and approval. If federal or state regulators were to determine that the type or source of data we collect, the process we use for collecting this data, or how we or others use it results in failure to comply with applicable laws and regulations including, but not limited to, unfair trade and claims practices or non-discrimination laws, or otherwise violates existing laws and regulations, these could limit, prohibit, or restrict our collection or use of this data.

In the U.S., the federal Gramm-Leach-Bliley Act and certain federal and state laws and regulations specifically aimed at insurance companies require providers of insurance products to consumers to implement certain measures, including requirements to disclose their privacy practices to consumers, allow consumers to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. State legislatures and regulators have and continue to issue regulations or pass legislation imposing requirements on insurance activities regarding the use of external data sources based on concerns about the potential for unfair discrimination, data privacy, and lack of consumer transparency associated with the use of external consumer data. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity of our pricing and underwriting processes, as well as our customer service and claims management practices. A determination by federal or state regulators that the data points we utilize or the process we use for collecting this data unfairly discriminates against or violates the data privacy of some groups of people could also subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation, and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our automation-driven operations, these policies and procedures may prove inadequate, resulting in a greater likelihood of inadvertent legal or compliance failures.

Additionally, existing laws, future laws, and evolving attitudes about data privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to continue to develop our technology in accordance with the current plans. For more information, see the below risk factor — “We are subject to laws and regulations concerning our collection, processing, storage, sharing, disclosure, and use of customer information and other sensitive data, and our actual or perceived failure to comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.”

Further, an outage, termination, or discontinuation of the data provided from one of our data vendors could have a material adverse effect on our business, revenue, operating results, and financial condition, especially if the outage frustrates the customer experience or prevents us from generating quotes, selling policies, or paying claims.

We depend on search engines, content based online advertising, and other online sources to attract consumers to our website, which may be affected by third party interference beyond our control. In addition, our producer and partner distribution channels are significant sources of new customers and could be impacted by third party interference or other factors. As we grow, our customer acquisition costs may increase.

Our success depends on our ability to attract potential consumers to our website and convert them into customers in a cost-effective manner. We depend, in large part, on search engines, content-based online advertising, and other online sources for traffic to our website, including, to a lesser extent, our social media platforms.

With respect to search engines, we are included in search results as a result of both paid search listings, where we purchase specific search terms that result in the inclusion of our advertisement, and free search listings, which depend on algorithms used by search engines. For paid search listings, if one or more of the search engines or other online sources on which we rely for purchased listings modifies or terminates its relationship with us, our expenses could rise, we could lose consumers, and traffic to our website could decrease, any of which could have a material adverse effect on our business, results of operations, and financial condition. For free search listings, if search engines on which we rely for algorithmic listings modify their algorithms, our websites may appear less prominently or not at all in search results, which could result in reduced traffic to our websites.

Our ability to maintain and increase the number of consumers directed to our products from digital platforms is not entirely within our control. Search engines, social media platforms, and other online sources often revise their algorithms and introduce new advertising products. If one or more of the search engines or other online sources on which we rely for traffic to our website were to modify its general methodology for how it displays our advertisements or keyword search results, resulting in fewer consumers clicking through to our website, our business and operating results are likely to suffer. In addition, if our online display advertisements are no longer effective or are not able to reach certain consumers due to consumers’ use of ad-blocking software, or if our competitors bid more aggressively on online advertisements, our business and operating results could suffer.

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from customers and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on third party digital technology platforms to provide a link to our insurance platform through an application programming interface (“API”) if the third party distribution platforms are unable to continue to link to our insurance products pursuant to insurance law and regulations.

Besides online direct-to-consumer channels, we also leverage other channels to secure customers, which benefits our growth and long-term vision of meeting customers where and when they want to buy. We utilize multiple indirect channels, including agency channels and partner channels, among others, which could be disrupted for a variety of reasons.

The insurance producers we work with also have a direct relationship with their customers and could be incentivized to move them to a competitor. While we have gained significant traction within this channel, due to our innovation, relationships, and technology, we could lose market share through our competitors’ innovation or new products. Competitors may also increase their commissions to increase their ability to attract specific risk-groups or geographic areas, which could slow our ability to grow and increase profitability.

Our partners may attempt to recreate our capabilities independently or move their business to a new insurance partner or add additional insurance partners. Competitors could also develop innovative approaches or significant incentives that could impact our ability to grow, optimize channel economics, or build new relationships.

We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.

To the extent that our present capital (including the funds generated by the Business Combination) is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs, as well as their amount and timing (including our growth and profitability, risk retained, and the availability of reinsurance), market disruptions, and other developments.

Historically, we funded our operations, marketing expenditures, and capital expenditures primarily through equity issuances, including through convertible note financings. Going forward, we intend to evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. In addition, regulatory bodies may be required to approve additional equity, equity-linked securities, debt securities, or other forms of financing that we may wish to pursue, and we cannot be certain that these approvals can be obtained. We cannot be certain that additional financing will be available to us on favorable terms or at all.

If we raise additional funds through the issuance of equity, equity-linked securities, or debt securities, those securities may have rights, preferences, or privileges senior to those of our common stock, and our existing stockholders may experience dilution. Any debt financing secured by us in the future could require that a substantial portion of our operating cash flow be devoted to the payment of interest and principal on such indebtedness, which may decrease available funds for other business activities and could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth, maintain minimum amounts of risk-based capital, and respond to business challenges could be significantly limited, and our business, results of operations, and financial condition could be adversely affected.

Interruptions or delays in the services provided by our providers of third-party technology platforms or our internet service providers could impair the operability of our website and may cause our business to suffer.

We currently rely on multiple providers of cloud infrastructure services, including Google Cloud Platform (“GCP”), Amazon Web Services (“AWS”), Salesforce.com (“SFDC”), and others (collectively, “Cloud Platforms”). We rely on the internet and, accordingly, depend on the continuous, reliable, and secure operation of internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in Cloud Platforms by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we have no physical access or control over the services provided by our Cloud Platforms. Although we have disaster recovery plans that utilize multiple Cloud Platforms locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, and any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged Cloud Platform service disruption affecting our website for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. In addition, any changes to our Cloud Platforms’ service levels may adversely affect our ability to meet the requirements of our customers. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. We may also incur significant costs for using alternative platforms or taking other actions in preparation for, or in reaction to, events that damage the Cloud Platform services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website. Insurance coverage may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our services or products.

Our usage of Cloud Platforms enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. Our Cloud Platform approach provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. Our Cloud Platform providers may terminate the agreement for multiple reasons (including, but not limited to, a requirement to comply with a government request, security risk to others, breach of payment obligations, or breach of contract). Termination of a Cloud Platform agreement may harm our ability to access data centers we need to host our website or to do so on terms as favorable as those we have today.

As we continue to expand the number of customers to whom we provide our products and services, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of Cloud Platforms’ data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our website or impede our ability to scale our operations. In the event that one or more of our Cloud Platform service agreements are terminated or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our website as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Security incidents or real or perceived errors, failures, or bugs in our systems or website could impair our operations, result in loss of customers’ personal information, damage our reputation and brand, and harm our business and operating results.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website may contain material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, and it may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents, or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information.

In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. We could be subject to a cyber-incident or other adverse event that threatens the security, confidentiality, integrity, or availability of our information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about subscribers, vendors, and employees. For example, unauthorized parties could steal or access our customers’ names, email addresses, physical addresses, phone numbers, and other information that we collect when providing insurance quotes. Outside parties may also attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Further, our vendors are also susceptible to data breaches, including our payment processing vendors who handle customer credit card numbers or other payment information. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target and may originate from less regulated and remote areas around the world. Accordingly, we may be unable to proactively address these techniques or to implement adequate preventative measures. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to subscriber data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.

Security breaches, including by hackers or insiders, or any other types of data security or privacy-related incidents could expose confidential or personal information, which could result in potential regulatory investigations, fines, penalties, compliance orders, liability, litigation, and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. It could also trigger claims by affected third parties. Further, even if we do not ourselves experience a cyber-incident, hacking against our competitors or other companies could create the perception among our customers or potential customers that our digital platform is not safe to use.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or stop using our services entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, impair our ability to retain existing customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

Misconduct or fraudulent acts by employees, agents, claims vendors, or third parties may expose us to financial loss, disruption of business, regulatory assessments, and reputational harm.

We and the insurance industry are inherently susceptible to past and future misconduct or fraudulent activities by employees, representative agents, claims vendors, customers, or other third parties. These activities could include fraud against the company, its employees, and its customers through illegal or prohibited activities unauthorized acts or representations, or the unauthorized use or disclosure of personal or proprietary information.

Our success depends, in part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.

We must continue to attract, retain, and grow the number of skilled and reliable service professionals who can provide services across our products. In addition to skill and reliability, our customers want to work with service professionals and claims adjusters whom they trust to work in their homes and with whom they feel safe.

While we maintain screening processes to try to prevent unsuitable service professionals, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider. Inappropriate and/or unlawful behavior of service professionals generally, particularly any such behavior that compromises the trustworthiness of service providers and/or of the safety of our customers, could result in bad publicity and related damage to our reputation, detriment to our brands and brand-building efforts, and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence of any of these events could, in turn, adversely affect our business, reputation, financial condition, and results of operations.

We may be unable to prevent, monitor, or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.

If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including employee fraud, agent fraud, fraudulent policy acquisitions, claim vendor fraud, third party or fraudulent claims activity, or if inadvertent errors occur with such prevention, monitoring, and detection systems due to human or computer error, our business could be materially adversely impacted. In the ordinary course of business in the insurance industry, we have experienced relatively isolated incidents of fraudulent activity that have not had a material impact on our business. However, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.

We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.

Our primary insurance regulators are responsible for our supervision and examination. Spinnaker is currently domiciled in Illinois and Spinnaker Specialty is an authorized/non-admitted insurer in Texas. RHS is a Cayman domiciled insurance captive, and is subject to regulations and supervision imposed by the Cayman Islands.

Periodically, other non-domestic insurance regulators perform examinations of insurance companies under their jurisdiction to assess compliance with applicable laws and regulations, financial condition, and the conduct of regulated activities or may conduct targeted investigations. These examinations provide insurance regulators with a significant opportunity to review and scrutinize our business. If—as a result of an examination—an insurance regulator determines that our financial condition, capital resources, or other aspects of any of our operations are less than satisfactory, or that we are in violation of applicable laws or regulations, an insurance regulator could require us to take one or more remedial actions or otherwise subject us to regulatory scrutiny, impose fines and penalties, or take further actions including suspension or revocation of our licenses. We cannot predict with precision the likelihood, nature, or extent of any necessary remedial actions or financial impact (if any) resulting from such an examination or the associated costs of such remedial actions or regulatory scrutiny. Any regulatory or enforcement action or any regulatory order imposing remedial, injunctive, or other corrective action against us resulting from these examinations could have a material adverse effect on our business, reputation, financial condition, or results of operations.

We are subject to laws and regulations concerning our collection, processing, storage, sharing, disclosure, and use of customer information and other sensitive data, and our actual or perceived (or alleged) failure to comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.

In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows for the California Attorney General to impose civil penalties for violationsand provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. California voters also recently passed the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted that the CCPA (and the CPRA) could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar or more stringent laws. For example, in 2020, Nevada passed SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the Consumer Data Protection Act (“CDPA”), which is set to take effect on January 1, 2023 and grants new privacy rights for Virginia residents. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Such new laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws, and the risk of litigation and regulatory enforcement actions. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically.

We may also face particular privacy, data security, and data protection risks in connection with requirements of the European Union’s (“E.U.”) General Data Protection Regulation 2016/679 (“GDPR”), the United Kingdom (“UK”) GDPR and UK Data Protection Act 2018 (which retains the GDPR in UK national law) and other data protection regulations in the E.U. and UK. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. A July 16, 2020 decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our future ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties, including orders that require us to change the way we process data.

Additionally, we are subject to the terms of our privacy policies and data privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our data privacy-related obligations to customers or other third parties, or our other data privacy-related legal obligations, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation, or public statements against us by consumer advocacy groups or others and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding data privacy, data protection (in particular those that impact the use of artificial intelligence), and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable data privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect to our reputation, business, and operating results.

We employ third-party licensed data, software, technologies, and intellectual property for use in our business, and the inability to maintain or use these licenses, or errors or defects in the data, software, technologies, and intellectual property we license could result in increased costs or reduced service levels, which would adversely affect our business, financial condition, and results of operations.

Our business relies on certain third-party data, software, technology, and intellectual property that we obtain under licenses from other companies including insurance industry proprietary information that we license from Insurance Services Office, Inc. (“ISO”). We anticipate that we will continue to rely on such third-party data, software, technology, and intellectual property and we may license additional third-party data, software, technology, and intellectual property in the future. We cannot assure that these third-party licenses, or support for such licensed software and technologies, will continue to be available to us on commercially reasonable terms, if at all. Although we believe that there are commercially reasonable alternatives to the third-party products we currently license, other than proprietary information provided by ISO, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party products may require significant work and require substantial investment of our time and resources. Also, should ISO refuse to license its proprietary information to us on the same terms that it offers to our competitors and we are unable to find a comparable replacement, we could be placed at a significant competitive disadvantage. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed software, technology, or other intellectual property. Any of these results could harm our business, results of operations, and financial condition.

Any errors or defects in third-party data, software, technology, and intellectual property that we license could result in errors that could harm our brand and business. We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the licensed software and technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this software or technology because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to develop our services containing such software or technology could be severely limited and our business could be harmed. Many of the risks associated with the use of third-party software, technology, and other intellectual property cannot be eliminated, and these risks could negatively affect our business.

Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition.

Our success is dependent in part on protecting our intellectual property rights and technology, including any source code, proprietary information, data, processes and other forms of information, knowhow, and technology. We rely on a combination of patents, copyrights, trademarks, service marks, and trade secret laws to establish and protect our intellectual property. We also seek to control access to our proprietary information by entering into a combination of invention assignment agreements and nondisclosure agreements with our employees, consultants, and with our third-party providers and strategic partners. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information, and we may not always be able to effectively monitor or prevent such unauthorized use of disclosure.

We also seek to protect our proprietary information and intellectual property though contractual restrictions in our commercial agreements with third party licensees, partners, and other third parties. However, some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Certain arrangements with joint development partners may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing, or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce, or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

We have filed, and may continue in the future to file, trademark, and patent applications to protect certain of our innovations and intellectual property. However, we cannot guarantee that patents will issue on our pending patent applications or that we will be successful in registering our trademarks. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

While software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

We currently hold various domain names relating to our brand, including hippoinsurance.com, among others. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.

While we take precautions designed to protect our intellectual property, there are steps that we have not yet taken to protect our intellectual property on a global basis. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Third parties may knowingly or unknowingly infringe our proprietary rights and third parties may challenge proprietary rights held by us and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If third parties copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and services, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. We may need to engage in litigation to enforce our rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand.

Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could negatively affect our business.

The software powering our technology systems incorporates open source software and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform.

Furthermore, some open source licenses contain requirements that we make available source code for modifications or derivative works that we create based upon the type of open source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

We may be unable to prevent or address the misappropriation of our data.

From time to time, third parties may misappropriate our data through website scraping, bots, or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may have attempted to and may in the future attempt to misappropriate data and imitate our brand or the functionality of our website. If we become aware of such websites, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites. Regardless of whether we can successfully enforce our rights against the operators of these websites, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations, or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

We rely on the experience and expertise of our founder, senior management team, highly-specialized insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of Assaf Wand, our co-founder, Chief Executive Officer and a member of our board of directors; our senior management team; our highly-specialized insurance experts and key technical employees; and our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our co-founder, executive officers, specialized insurance experts, key technical personnel, and other employees could terminate his or her relationship with us at any time. The loss of our CEO or any other member of our senior management team, specialized insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

Furthermore, several members of our management team were hired recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.

We face significant competition for personnel, particularly in California, where our headquarters is located and in Texas, where many of our technical employees are located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts, and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations, and financial condition.

Although we aim to provide adequate and appropriate coverage under each of our policies, customers could purchase policies that prove to be inadequate or inappropriate. If such customers were to bring a claim or claims alleging that we failed in our responsibilities to provide them with the type or amount of coverage that they sought to purchase, we could be found liable, resulting in an adverse effect on our business, results of operations, and financial condition. While we maintain errors and omissions insurance coverage to protect us against such liability, such coverage may be insufficient or inadequate.

We may become subject to claims under Israeli law for remuneration or royalties for assigned invention rights by our Israel-based contractors or employees, which could result in litigation and adversely affect our business.

We enter into assignment of invention agreements with employees and contractors, pursuant to which such employees and contractors assign to us all rights to any inventions created during and as a result of their employment or engagement with us. Under the Israeli Patents Law, 5727-1967 (the “Israeli Patents Law”), inventions conceived by an employee during and as a result of such employee’s employment are regarded as “Service Inventions,” which belong to the employer absent an agreement between the employee and employer providing otherwise.

The Israeli Patents Law also provides that if there is no agreement between an employer and an employee determining whether the employee is entitled to receive consideration for service inventions and on what terms, this will be determined by the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Israel Patents Law. Current case law clarifies that the right to receive consideration for Service Inventions can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Israeli Patents Law.

In addition, with respect to contractors, there is no clear arrangement under the Israeli Patents Law with respect to contractors’ ownership in inventions developed by them. Therefore, it is considered best practice to include, in the contractor’s engagement agreement, a provision whereby the parties agree that the company engaging such contractor shall own all intellectual property rights conceived or developed by the contractor during and as a result of such contractor’s engagement with the company, including a clear and explicit assignment provision with respect thereto and a waiver to receive additional consideration.

Although we generally enter into agreements with our contractors and employees pursuant to which they (i) assign to us all rights in and to inventions developed by them during and as a result of their employment or engagement with us; and (ii) waive any right to receive royalties, compensation or additional consideration in connection therewith (including, with respect to employees, waiver under Section 134 of the Israeli Patents Law), we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current or former contractors or employees, or be forced to litigate such monetary claims, which could negatively affect our business.

Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.

We believe that our company culture has been critical to our success. We not only seek to engender a trusting relationship between our brand and our customers, but also among our employees. Our ability to continue to cultivate and maintain this culture is essential to our growth and continued success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•failure to identify, attract, reward and retain people in leadership positions in our organization who share and further our culture, values, and mission;
•the increasing size and geographic diversity of our workforce and our ability to promote a uniform and consistent culture across all our offices and employees;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry; and
•the increasing need to develop expertise in new areas of business that affect us.

Our unique culture is one of our core characteristics that helps us to attract and retain key personnel. If we are not able to maintain our culture, we would have to incur additional costs and find alternative methods to recruit key employees, which in turn could cause our business, results of operations, and financial condition to be adversely affected.

Our exposure to loss activity and regulation may be greater in states where we currently have more of our customers or where we are domiciled.

A large portion of our business originates from customers in California and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as a natural disaster, severe weather (such as the Texas hail storms in 2019 or the recent Texas winter storm), or the recent outbreak of a novel strain of coronavirus (“COVID-19”) and cause material losses in California and Texas, our business, financial condition, and results of operation could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory or legal environment affecting property and casualty insurance in California and Texas may expose us to more significant risks. In addition, as we are domiciled in Illinois, any adverse changes in the regulatory environment affecting property and casualty insurance in Illinois may also expose us to more significant risks.

Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new or expansion of or changes to existing products.

Because our insurance products require regulatory approvals, development cycles can take time. Moreover, development projects can be technically challenging and expensive, and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.

Our success depends upon the continued growth in the use of the internet for purchasing of insurance products.

We provide homeowners’ insurance products through our website that competes with traditional offline counterparts. While we also offer insurance through traditional, offline producers, the continued growth and acceptance of our products and services will depend, to a large extent, on the continued growth in commercial use of the internet and our ability to innovate and distinguish our products and services from traditional markets.

Purchasers of insurance may develop the perception that purchasing insurance products online is not as effective as purchasing such products through a producer or other traditional offline methods, and the homeowners’ insurance markets may not migrate online as quickly as (or at the levels that) we expect. Moreover, if, for any reason, an unfavorable perception develops that data automation is less efficacious than traditional offline methods of purchasing insurance, underwriting, claims processing, and other functions that use data automation, our business, results of operations, and financial condition could be adversely affected.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business, including those outside of the insurance industry, or offer new products and services within existing lines of business. There are risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed or are evolving. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. In addition, new business ventures may require different strategic management competencies and risk considerations compared to those of a traditional insurance company or compared to those of our existing management team. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have an adverse effect on our business, results of operations, and financial condition.

Litigation and legal proceedings filed by or against us and our subsidiaries, key vendors, joint ventures, or investments could have a material adverse effect on our business, results of operations, and financial condition.

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. See “Business — Legal Proceedings.”

Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of trademarks, copyrights, patents, and other intellectual property rights. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows and, from time to time, third parties may assert claims of infringement of intellectual property rights against us. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, may now and in the future have significantly larger and more mature patent portfolios than us and have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, we may be subject to an unfavorable judgment which may not be reversible or is not reversed upon appeal. The terms of such settlement or judgment may require us to pay substantial damages, royalties, or other fees, or subject us to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, each of which could adversely affect our business, results of operations, and financial condition. Even if third party allegations of infringement do not result in litigation or are resolved in our favor or without significant expenses, the time and resources necessary to resolve them could harm our business, results of operations, financial condition, and reputation.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort, and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations, and financial condition.

If we are unable to make acquisitions and investments, or if we are unable to successfully integrate them into our business, our business, results of operations, and financial condition could be adversely affected.

As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of, investments in, and organizations of new businesses, new technologies, services, and other assets and strategic investments that complement our business. We may evaluate target companies and make acquisitions in the future. There is no assurance that such businesses will be successfully integrated into our existing business or generate substantial revenue.

Acquisitions and investments involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction, including as a result of regulatory review and approvals;
•inadequacy of reserves for losses and loss expenses;
•quality of their data and underwriting processes;

•conditions imposed by regulatory agencies that make the realization of cost-savings through integration of operations more difficult;
•difficulties in obtaining regulatory approvals on our ability to be an acquirer;
•a need for additional capital that was not anticipated at the time of the acquisition;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new offerings cannibalizes a portion of our existing business;
•adverse market reaction to an acquisition;
•significant attention from management and disruption to our business; and
•potential dilution in value to our stockholders.

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, results of operations, and financial condition could be adversely affected.

We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income, which could adversely affect our net income and cash flows.

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and the IRS or other tax authorities may challenge the positions that we take.

As of December 31, 2020, we had U.S. federal and state NOL carryforwards of approximately $154.5 million and $41.5 million, respectively, available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our U.S. federal NOL carryforwards, $24.1 million of losses will begin to expire in 2035 and $132.7 million of losses can be carried forward indefinitely. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

We may be unable to fully use our NOL carryforwards, if at all. Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced two historical ownership changes (in 2016 and 2018) and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, including as a result of the transaction with RTPZ, some of which may be outside of our control. If we undergo a future ownership change, we may be prevented from fully utilizing our NOL carryforwards existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOL carryforwards. To the extent we are not able to offset future taxable income with our NOL carryforwards, our net income and cash flows may be adversely affected.

Our expansion strategy will subject us to additional costs and risks and our plans may not be successful.

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of September 30, 2021, our insurance program was approved to be sold in 37 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

As we seek to expand, we may incur significant operating expenses, although our expansion may not be successful for a variety of reasons, including because of, among other things:

•barriers to obtaining the required government approvals, licenses, or other authorizations, including seasoning or other limitations imposed by a state;
•failures in identifying and entering into joint ventures with strategic partners or entering into joint ventures that do not produce the desired results;
•challenges in, and the cost of, complying with various laws and regulatory standards, including with respect to the insurance business and insurance distribution, capital and outsourcing requirements, data privacy, tax and regulatory restrictions;
•competition from incumbents that already own market share, better understand the market, may market and operate more effectively, and may enjoy greater affinity or awareness; and
•differing demand dynamics, which may make our product offerings less successful.

Expansion into new markets will require additional investments by us in both securing regulatory approvals and marketing. These incremental costs may include hiring additional personnel, as well as engaging third-party service providers and other research and development costs. If we grow our geographic footprint or product offering at a slower rate than expected, our business, results of operations, and financial condition could be materially and adversely affected.

We are subject to payment processing risk.

We currently rely on a limited number of payment processing services, including the processing of payments from credit cards and debit cards, and our business would be disrupted if any of these vendors becomes unwilling or unable to provide these services to us and we are unable to find a suitable replacement on a timely basis. If we or our processing vendors fail to maintain adequate systems for the authorization and processing of credit card transactions, it could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if these systems fail to work properly and, as a result, we do not charge our customers’ credit cards on a timely basis or at all, our business, revenue, results of operations, and financial condition could be harmed.

The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data are compromised due to a breach of data, we may be liable for significant costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures, and significantly higher credit card-related costs, each of which could harm our business, results of operations, and financial condition.

We are exposed to risk through our captive reinsurer, RH Solutions Insurance Ltd., which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through MGA.

In January 2020, the Company began assuming insurance risk of policies underwritten by Hippo through a wholly-owned Cayman domiciled insurance captive, RH Solutions Insurance Ltd. (“RHS”). We retain approximately 11% of the proportional risk through Spinnaker or RHS.

Because RHS is a Cayman domiciled insurance captive, it is subject to regulations and supervision imposed by the Cayman Islands. Noncompliance with applicable Cayman regulations may subject us to regulatory action or private litigation. Further, applicable laws, regulations, and administrative practices in the Cayman Islands may be subject to significant change, with or without notice, due to economic, political, and other conditions.

Risks Related to Our Industry

The insurance business, including the market for homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

Historically, insurance carriers writing homeowners insurance have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the homeowners insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

We cannot predict with certainty whether market conditions affecting the homeowners’ insurance market and the insurance market in general will improve, remain constant, or deteriorate. Negative market conditions may impair our ability to underwrite insurance at rates we consider appropriate and commensurate relative to the risk assumed. Additionally, negative market conditions could result in a decline in policies sold, an increase in the frequency or severity of claims and premium defaults, and an uptick in the frequency of fraud, including the falsification of claims. If we cannot underwrite insurance at appropriate rates, our ability to transact business will be materially and adversely affected. Any of these factors could lead to an adverse effect on our business, results of operations and financial condition.

Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.

Our financial condition and results of operations depend on our ability to accurately assess potential Loss and Loss Adjustment Expenses under the terms of the policies we underwrite for homeowners. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what the expected ultimate settlement and administration of claims will cost, and the ultimate liability may be greater or less than the current estimate. In our industry, there is always the risk that reserves may prove inadequate, as it is possible for us to underestimate the cost of claims and claims administration.

We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in the mix of customers and jurisdictions, changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends, and legislative changes. Increases in claims severity can be impacted by increased costs including construction costs, availability of supplies, and other economic factors; and by litigation trends and precedent. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.

Recorded claim reserves, including case reserves and incurred but not reported (“IBNR”) claims reserves, are based on our estimates of losses after considering known facts and interpretations of the circumstances, including settlement agreements. Additionally, models that rely on the assumption that past loss development patterns will persist into the future are used. Internal factors are considered, including our experience with similar cases, actual claims paid, historical trends involving claim payment patterns, pending levels of unpaid claims, loss management programs, product mix, contractual terms and changes in claim reporting, and settlement practices. External factors are also considered, such as court decisions, changes in law, and litigation imposing unintended coverage. We also consider benefits, such as disallowing the use of benefit payment schedules, requiring coverage designed to cover losses that occur in a single policy period to losses that develop continuously over multiple policy periods, or requiring the availability of multiple limits. Regulatory requirements and economic conditions are also considered.

Since reserves are estimates of the unpaid portion of losses that have occurred, including IBNR losses, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process that is regularly refined to reflect current estimation processes and practices. The ultimate cost of losses may vary materially from recorded reserves, and such variance may adversely affect our results of operations and financial condition as the reserves and reinsurance recoverables are reestimated.

If any of our insurance reserves should prove to be inadequate for the reasons discussed above, or for any other reason, we will be required to increase reserves, resulting in a reduction in our net income and stockholders’ equity in the period in which the deficiency is identified. Future loss experience substantially in excess of established reserves could also have a material adverse effect on future earnings and liquidity and financial strength rating, which would affect our ability to attract new business or to retain existing customers.

We are subject to extensive insurance industry regulations.

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of September 30, 2021, our insurance program is approved to be sold in 37 states.

Each U.S. state regulator retains the authority to license insurance producers and insurance companies in their states, and a producer or company generally may not operate in a state in which it is not licensed. Accordingly, we are not permitted to sell or underwrite insurance to residents of the remaining states and territories of the United States for lines or products for which we are not authorized, which is likely to put us at a disadvantage among many of our competitors that have been in business much longer than us and are licensed to sell their insurance products in most, if not all, U.S. jurisdictions.

Additionally, RHS is domiciled in Cayman, and as such noncompliance with applicable Cayman regulations may subject us to regulatory action or private litigation. Further, applicable laws, regulations, and administrative practices in the Cayman Islands may be subject to significant change, with or without notice, due to economic, political, and other conditions.

We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of consumers, and not necessarily the interests of insurers or producers, their shareholders, or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to non-renew or to cancel or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other production, underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, discrimination in the business of insurance, and offering illegal inducements in connection with insurance sales. Noncompliance with any of such state statute may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and licensed agents and brokers.

Such laws, rules, and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners’ insurance rates and coverage forms, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications. As a result of any such noncompliance, regulators could impose fines, rebates, or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.

Our ability to retain state licenses depends on our ability to meet licensing requirements enacted or promulgated in each state (sometimes based on model laws and regulations developed by the NAIC), subject to significant variations across states. If we are unable to satisfy the applicable licensing requirements of any particular state, we could lose our license to do business in such state, which would result in the temporary or permanent cessation of our operations in that state. Alternatively, if we are unable to satisfy applicable state licensing requirements, we may be subject to additional regulatory oversight, have our license suspended, face monetary penalties, or be subject to seizure of assets. Any such events could adversely affect our business, results of operations or financial condition.

In addition, as a condition to writing business in certain states, insurance companies are often required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. Certain states impose significant restrictions on a company’s ability to materially reduce its exposures, non-renew, or to withdraw from certain lines of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans including on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability terminate unprofitable risks or to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure including, but not limited to, catastrophe events such as hurricane-related losses.

A regulatory environment that requires rate increases and product forms to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.

From time to time, political events and positions affect the insurance market, including efforts to reduce rates to a level that may prevent us from being profitable or may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. In particular and by way of example, due to the COVID-19 pandemic, state regulators and legislators are under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.

In addition, certain states have enacted laws that require an insurer conducting business in that state to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. Certain states also require insurers to offer coverage to all consumers, often restricting an insurer’s ability to charge the price it might otherwise charge. In these markets, we may be compelled to underwrite significant amounts of business at lower-than-desired rates, possibly leading to an unacceptable return on equity. Laws and regulations of many states also limit an insurer’s ability to withdraw from one or more lines of insurance there, except pursuant to a plan that is approved by the state insurance department. Additionally, as addressed above, certain states require insurers to participate in guaranty funds for impaired or insolvent insurance companies. These funds periodically assess losses against all insurance companies doing business in the state. Our business, results of operations or financial condition could be adversely affected by any of these factors.

State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.

In the past decade, various state insurance regulators have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. During the last approximately ten years, the NAIC adopted significant changes to the insurance holding company act and regulations (the “NAIC Amendments”). The NAIC Amendments are designed to respond to perceived gaps in the regulation of insurance holding company systems in the United States. One of the major changes is a requirement that an insurance holding company system’s ultimate controlling person submit annually to its lead state insurance regulator an “enterprise risk report” that identifies activities, circumstances or events involving one or more affiliates of an insurer that, if not remedied properly, are likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Other changes include requiring a controlling person to submit prior notice to its domiciliary insurance regulator of a divestiture of control, having detailed minimum requirements for cost sharing and management agreements between an insurer and its affiliates and expanding of the agreements between an insurer and its affiliates to be filed with its domiciliary insurance regulator.

The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted and others are considering new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As of the summer of 2020, Alabama, Connecticut, Delaware, Indiana, Louisiana, Michigan, Mississippi, New Hampshire, Ohio, South Carolina, and Virginia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future. Although we take steps to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.

The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, or results of operations in numerous ways that remain unpredictable.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China and in March 2020 was recognized as a pandemic by the World Health Organization. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, could impact our operations if our employees are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases and cancellation of physical participation in meetings, events and conferences and to increase our use of web-based solutions for business processes like meetings and working remote solutions).

Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events or business interruption may be directly and adversely affected by claims with respect to COVID-19 or the lock-down it engendered. Other insurers, in lines of business that are not directly impacted by COVID-19, may nevertheless be dependent on office-based brokers, in-person inspections, or teams that are poorly equipped to work from home — all of which can translate into value erosion. Finally, the broader financial crisis may hurt insurers in other ways, too. With interest rates at all-time lows, we, along with many insurers, have seen a decline on the return on capital.

The COVID-19 pandemic is expected to impact our loss ratios as homes are being used more intensively due to the remote working environment. Home infrastructure and equipment breakdown are occurring more frequently due to increased use. COVID 19 has delayed our recoverability of premiums where moratoriums have been imposed and has delayed the launch of some of our Hippo Home Care products. Due to the speed with which the COVID-19 situation is developing, the global breadth of its spread and the range of governmental and community reactions thereto, uncertainty around its duration and ultimate impact persists, and the related financial impact on our business could change and cannot be accurately predicted at this time.

Furthermore, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. It is possible that the pandemic will cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. This could result in an increase in fraudulent claims or a decrease in home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Given that the COVID-19 situation is continuing to develop (particularly as new strains of the virus emerge and create potential challenges to vaccination efforts), the global breadth of its spread and the range of governmental and community reactions thereto (including the availability and acceptance of vaccines), there is uncertainty around its duration and ultimate impact it will continue to have on our business. For a further discussion of the effects of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Impact.”

Severe weather events and other catastrophes, including the effects of climate change, global pandemics, and terrorism, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.

Our homeowners’ insurance business is exposed to the risk of severe weather conditions and other catastrophes. Severe weather events include, but are not limited to, winter storms, tornadoes, hurricanes, rain, hail, and high winds. The incidence and severity of weather conditions are largely unpredictable. Catastrophes can be caused by various events, such as wildfires, tornadoes, tsunamis, hurricanes, tropical storms, earthquakes, windstorms, hailstorms, severe thunderstorms, fires, and other non-natural events such as explosions, civil unrest, terrorism or war. Additionally, seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires and coastal storms in the fall, cold weather patterns and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns and as we diversify our base of premium such that our exposure more closely resembles the industry exposure, we should see the impact of these events on our business more closely resemble the impact on the broader industry.

The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Resulting reductions in our capital could materially adversely affect our ability to underwrite new or renew existing insurance policies. In addition, we may not be able to obtain reinsurance coverage at reasonable rates and in amounts or with coverages adequate to mitigate the risks associated with severe weather conditions and other catastrophes.

While we only work with reinsurers whom we believe have acceptable credit, if our reinsurers are unable to pay for the claims for which they are responsible, we could be exposed to additional liability, which could have a material adverse effect on our business and results of operations. Catastrophic losses, such as the recent storms in Texas, may result in our insurance companies incurring losses greater than those experienced in prior years, the expected level of losses including modeled losses, and current reinsurance limits.

Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of snow, wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of homeowners insurance and reinsurance coverages, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.

We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

Our revenue and results of operations could vary significantly from period to period and may fail to match expectations as a result of a variety of factors, some of which are outside of our control. Our results may vary as a result of fluctuations in the number of customers purchasing our insurance products and fluctuations in the timing and amount of our expenses. In addition, the insurance industry, and particularly homeowners’ insurance, are subject to their own cyclical trends and uncertainties, including extreme weather which is often seasonal and may result in volatility in claims reporting and payment patterns. Fluctuations and variability across the industry may affect our revenue. As a result of the potential variations in our revenue and results of operations, period-to-period comparisons may not be meaningful and the results of any one period should not be relied on as an indication of future performance. In addition, our results of operations may not meet the expectations of investors or public market analysts who follow us, which may adversely affect our stock price.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Specifically, our revenues may be proportionately higher in our third fiscal quarter due to the seasonality of when homeowners purchase and move into new homes, which historically occurs at higher rates in the months of July, August, and September. Accordingly, the amount of growth we experience may also be greater in the third quarter. As our business expands and matures, other seasonality trends may develop and the existing seasonality and customer behavior that we experience may change. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects and a failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.

An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.

The demand for property and casualty insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting premiums, commissions and fees generated by our business. Some new accounts are sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets we serve could impact our ability to generate new business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue, and asset values.

Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.

Along with others in the insurance industry, models developed internally and by third party vendors are used along with our own historical data in assessing property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions, including increased weather severity patterns. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about our in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.

Our insurance company subsidiaries are subject to minimum capital and surplus requirements, and failure to meet these requirements could subject us to regulatory action.

Our insurance company subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements. The risk-based capital standards, based upon the Risk-based Capital Model Act developed by the NAIC and adopted in all states, including our insurance subsidiaries’ states of domicile, require our insurance company subsidiaries to report results of risk-based capital calculations to their domestic regulator. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with the NAIC’s RBC formula, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of September 30, 2021, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

In addition, our insurance company subsidiaries are required to maintain certain minimum capital and surplus and generally must keep their net written premiums within specified multiples of its surplus that regulators customarily view as prudent. The insurance company subsidiaries could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by our insurance company subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations regulators customarily use where we currently or may in the future conduct business could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or customary writings ratios may require us to increase our statutory capital levels, which we may be unable to do.

Our insurance company subsidiaries are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.

The insurance laws of many states subject property and casualty insurers doing business in those states to statutory property and casualty guaranty fund assessments. The purpose of a guaranty fund is to protect customers by requiring that solvent property and casualty insurers pay the insurance claims of insolvent insurers. These guaranty associations generally pay these claims by assessing solvent insurers proportionately based on each insurer’s share of voluntary premiums written in the state. While most guaranty associations provide for recovery of assessments through subsequent rate increases, surcharges or premium tax credits, there is no assurance that insurers will ultimately recover these assessments, which could be material, particularly following a large catastrophe or in markets which become disrupted.

Maximum contributions required by law in any one year vary by state. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies. Significant assessments could have a material adverse effect on our financial condition and results of operations.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy and routinely reviewed by our investment committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.

Our primary market risk exposures are to changes in interest rates and overall debt markets given that a majority of our portfolio is invested in debt securities, treasury bills, municipal bonds and mortgage- and asset-backed securities. We have limited exposure to equities but may in the future increase our portfolio’s allocation to equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risk.” In recent years, interest rates have been at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.

We may also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the NAIC.

Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions in our policies, could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated Loss and Loss Adjustment Expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in which the California Supreme Court eliminated long standing coverage limitations by a narrow reading of policy exclusions. In these cases, insurers are required to create and write new exclusions to establish the intended coverage. These types of cases and the issues they raise may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

Risks Related to Ownership of Our Common Stock

There may not be an active trading market for our common stock, which may make it difficult to sell shares of our common stock, and there can be no assurance that the Company will be able to comply with the continued listing standards of such exchange.

We have listed Hippo Holdings Inc.’s common stock and Hippo Holdings Inc.’s warrants on the NYSE under the symbols “HIPO” and “HIPO.WS,” respectively. However, it is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.

The market price of our common stock and warrants may be highly volatile, which could cause the value of your investment to decline.

Even if an active trading market develops, the trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:

•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance, quarterly or annual earnings relative to similar companies;
•publication of research reports or news stories about us, our competitors or our industry, or positive or negative recommendations, or withdrawal of research coverage by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•any major change in our board of directors or senior management, including the departure of our CEO;
•sales of our common stock by us, our directors, executive officers, principal shareholders, our CEO and/or the PIPE Investors, or expectations of such sales given the release of shares from applicable lock-ups over time;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•short sales, hedging and other derivative transactions in our common stock;
•exposure to capital market risks related to changes in interest rates, realized investment losses, credit spreads, equity prices, foreign exchange rates and performance of insurance-linked investments;
•our creditworthiness, financial condition, performance, and prospects;
•changes in the fair values of our financial instruments (including certain warrants assumed in connection with the Business Combination);
•our dividend policy and whether dividends on our common stock have been, and are likely to be, declared and paid from time to time;
•perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•regulatory or legal developments;
•changes in general market, economic, and political conditions;
•conditions or trends in our industry, geographies, or customers;
•changes in accounting standards, policies, guidance, interpretations or principles;
•the impact of the COVID-19 pandemic on our management, employees, partners, customers, operating results, and the general market and economy; and

•threatened or actual litigation or government investigations.

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets, or our competitors. We cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could materially decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to materially decline.

Some provisions of our Organizational Documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and they may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Organizational Documents, as well as provisions of the DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

•our board of directors is classified into three classes of directors with staggered three-year terms, and directors are only able to be removed from office for cause;
•nothing in our Certificate of Incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our common stock;
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•our stockholders are only be able to take action at a meeting of stockholders and not by written consent;
•only our chairman of the board of directors, our chief executive officer, our president, or a majority of the board of directors are authorized to call a special meeting of stockholders;
•no provision in our Organizational Documents provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•certain amendments to our Certificate of Incorporation requires the approval of two-thirds of the then outstanding voting power of our capital stock;
•our Bylaws provide that the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our Bylaws;
•our Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•certain litigation against us can only be brought in Delaware.

Our Certificate of Incorporation states that we shall not engage in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

•the business combination or transaction which resulted in the stockholder becoming an interested stockholder was approved by the board of directors prior to the time that the stockholder became an interested stockholder;

•upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or
•at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by the board of directors and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take corporate actions other than those you desire. For more information, see “Description of Our Securities.”

Applicable insurance laws may make it difficult to effect a change of control.

Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurance company until written approval is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. For example, pursuant to both the Illinois Holding Company Act and the Texas Holding Company Act, a person must either (a) seek regulatory approval from the Director or Commissioner of each state’s insurance regulatory authority prior to acquiring direct or indirect “control” of a domestic insurer by filing a “Form A” application, or (b) obtain an exemption from such requirement from the relevant Director or Commissioner if the transaction does not result in the actual change of “control” as defined in the state’s Holding Company Act. We cannot predict with certainty whether a state will approve applications for exemptions or the timing of such decisions by the states, or whether regulators may impose conditions on or in connection with these applications that might be considered burdensome in nature. If a state insurance regulatory authority were to deny an application for an exemption, we would be required to seek the prior approval of the regulatory authority of the transaction pursuant to a Form A filing. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our insurance company subsidiary, including through transactions that some or all of the stockholders might consider to be desirable.

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL, (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

These provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in the Certificate of Incorporation to be inapplicable or unenforceable in such action.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Certificate of Incorporation and Bylaws provide that we will indemnify our directors and officers, in each case, to the fullest extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for any breach of fiduciary duties as directors, except liability for:

•any breach of the director’s duty of loyalty to the corporation or its stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•any transaction from which the director derived an improper personal benefit.

Such limitation of liability does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our Bylaws provide that we are required to indemnify our directors and officers to the fullest extent permitted by Delaware law and may indemnify our other employees and agents. Our Bylaws also provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in connection with any action, proceeding or investigation. We believe that these certificate of incorporation and bylaws provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

While we maintain directors’ and officers’ liability insurance, such insurance may not be adequate to cover all liabilities that we may incur, which may reduce our available funds to satisfy third-party claims and may adversely impact our cash position.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•be required to have only two years of audited financial statements and only two years of related selected financial data and Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act;

We currently intend to take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company for up to five years after this transaction. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of (i) the year following our first annual report required to be filed with the SEC or (ii) the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

As a private company, we did not have any internal audit function. To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.

We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance company subsidiaries’ ability to pay dividends to us is restricted by law.

We are a holding company that transacts a majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs depends on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to pay dividends to us.

Payments of dividends by our insurance company subsidiaries are restricted by state insurance laws, including laws establishing minimum solvency and liquidity thresholds. The limitations are based on income and surplus determined in accordance with statutory accounting principles, not GAAP. The jurisdictions in which our current insurance company subsidiaries are domiciled impose certain restrictions on the ability of our insurance company subsidiaries to pay dividends to its parent. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid by giving prior notice to regulators. Dividends in larger amounts, or extraordinary dividends, are subject to a thirty-day prior notice period unless the insurance commissioner of the relevant state of domicile approves the dividend during that prior notice period. Under the insurance laws of Illinois and Texas, an extraordinary dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of (1) 10% of the insurer’s surplus as regards policyholders as of the preceding December 31 and (2) net income for the 12-month period ending the preceding December 31. In addition, dividends may be paid only from earned surplus of the insurance company.

In addition, our insurance company subsidiaries could be subject to contractual restrictions in the future, including those imposed by indebtedness we may incur in the future. Our insurance company subsidiaries may also face competitive pressures in the future to maintain insurance financial stability or strength ratings. These restrictions and other regulatory requirements would affect the ability of our insurance company subsidiaries to make dividend payments, and we may not receive dividends in the amounts necessary to meet our obligations.

We do not currently expect to pay any cash dividends.

We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), liquidity, cash requirements, financial condition, retained earnings and collateral and capital requirements, general business conditions, contractual restrictions, legal, tax and regulatory limitations, the effect of a dividend or dividends upon our financial strength ratings, and other factors that our board of directors deems relevant. For more information, see “Dividend Policy.”

Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any of our future debt or preferred equity securities or our subsidiaries. Accordingly, if you purchase shares of our common stock in this transaction, realization of a gain on your investment will depend on the appreciation of the price of shares of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, and the listing standards of NYSE, may strain our resources, increase our costs, and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner. In addition, key members of our management team have limited experience managing a public company.

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act and the listing standards of the NYSE. These requirements will place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance, and other expenses that we have not incurred as a private company. The Exchange Act will require us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act will require that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE will require that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and comply with the Exchange Act and NYSE requirements, significant resources and management oversight is required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

We expect these reporting and corporate governance rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities.

Pursuant to the Lock-Up Agreements and the Sponsor Agreement, after the consummation of the Business Combination and subject to certain exceptions, the Sponsor, Company Directors and Officers, and the Major Company Equityholders are contractually restricted from selling or transferring any of their shares of Hippo Holdings Inc. common stock (other than shares purchased in the public market or in the PIPE Investment) and the shares of Hippo Holdings Inc. common stock issuable to the Company Directors and Officers upon settlement or exercise of Hippo Holdings Inc. options or other equity awards outstanding as of immediately following the Closing (the “Lock-up Shares”). Hippo Holdings Inc. may permit the Sponsor, the Company Directors and Officers, and/or the Major Company Equityholders to sell shares prior to the expiration of the lock-up agreements at any time in its sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, the Lock-up Shares will be eligible for sale in the public market. If these additional shares of Hippo Holdings Inc. common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of Hippo Holdings Inc. common stock could decline.

Warrants are exercisable for Hippo Holdings Inc. common stock, which increases the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 9,000,000 shares of Hippo Holdings Inc. common stock are exercisable in accordance with the terms of the Warrant Agreement governing those securities. Under the terms of the Warrant Agreement, these warrants will become exercisable 12 months from the closing of RTPZ’s initial public offering, or November 23, 2021. The exercise price of these warrants will be $11.50 per share. To the extent such warrants are exercised, additional shares of Hippo Holdings Inc. common stock will be issued, which will result in dilution to the holders of Hippo Holdings Inc. common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Hippo Holdings Inc. common stock. However, there is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the public warrants may expire worthless.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants for cash at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Hippo Holdings Inc. common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force the warrant holder to: (i) exercise warrants and pay the exercise price at a time when it may be disadvantageous to do so; (ii) sell warrants at the then-current market price when the holder might otherwise wish to hold the warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us in such a case (subject to limited exceptions) so long as they are held by our Sponsor or its permitted transferees, but the Sponsor has agreed, in addition to the existing exercise provisions in the Warrant Agreement, to exercise the private placement warrants if (a) Hippo Holdings Inc. elects to redeem the public warrants, (b) the Reference Value exceeds $25.00 per share, and (c) there is an effective registration statement covering the issuance of shares of Hippo Holdings Inc. common stock issuable upon exercise of the private placement warrants, and a current prospectus relating thereto, available at the time of such exercise.

In addition, we have the ability to redeem the outstanding warrants (including the private placement warrants if the Reference Value is less than $18.00 per share) for shares of Hippo Holdings Inc. common stock at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Hippo Holdings Inc. common stock determined based on the redemption date and the fair market value of our Hippo Holdings Inc. common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of RTPZ Class A ordinary shares received is capped at 0.361 shares of Hippo Holdings Inc. common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 4,600,000 public warrants and 4,400,000 private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of March 31, 2021 are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.
3.2	Amended and Restated Bylaws of Hippo Holdings Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2021.

HIPPO HOLDINGS INC.

By:	/s/ Assaf Wand
Name:	Assaf Wand
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer