Form 10-K
period 2021-12-31
Hippo Holdings Inc.
filed 2022-03-14
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (formerly known as Reinvent Technology Partners Z) as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was $228 million based upon the closing price for the registrant’s Class A ordinary shares reported by the New York Stock Exchange on such date. The registrant had outstanding 566,266,370 shares of common stock as of March 2, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Hippo Holdings Inc. (“Hippo,” the “Company,” “we,” “us,” and “our” contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•our future results of operations and financial condition and our ability to attain profitability;
•our ability to grow our business and, if such growth occurs, to effectively manage such growth;
•customer satisfaction and our ability to attract, retain, and expand our customer base;
•our ability to maintain and enhance our brand and reputation;
•our business strategy, including our diversified distribution strategy and our plans to expand into new markets and new products;
•the effects of seasonal trends on our results of operations;
•our expectations about our book of business, including our ability to cross-sell and to attain greater value from each customer;
•our ability to compete effectively in our industry;
•our ability to maintain reinsurance contracts and our near- and long-term strategies and expectations with respect to cession of insurance risk;
•our ability to utilize our proprietary technology;
•our ability to underwrite risks accurately and charge profitable rates;
•our ability to leverage our data, technology and geographic diversity to help manage risk;
•our ability to protect our intellectual property;
•our ability to expand our product offerings or improve existing ones;
•our ability to attract and retain personnel, including our officers and key employees;
•potential harm caused by misappropriation of our data and compromises in cybersecurity;
•potential harm caused by changes in internet search engines’ methodologies;
•our expected use of cash on our balance sheet, our future capital needs and our ability to raise additional capital;
•fluctuations in our results of operations and operating metrics;
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
•our public securities’ liquidity and trading; and
•other factors detailed in the section titled “Risk Factors” in this Annual Report on Form 10-K.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•We have a history of net losses and we may not achieve or maintain profitability in the future.
•Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results, and financial condition could be harmed.
•The “Hippo” brand may not become as widely known as incumbents’ or other competitors’ brands or the brand may become tarnished.
•Denial of claims or our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and our reputation.
•Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.
•We may not be able to manage our growth effectively.
•Intense competition in the segments of the insurance industry in which we operate could negatively affect current financials and our ability to attain or increase profitability.
•Reinsurance may be unavailable, including at current coverage, limits, or pricing, which may limit our ability to write new or renew existing business. Furthermore, reinsurance subjects our insurance company subsidiaries to counterparty credit and performance risk and may not be adequate to protect us against losses, each of which could have a material effect on our results of operations and financial condition.
•Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct our business.
•Failure to maintain our financial strength ratings could adversely affect the ability of our insurance company subsidiaries to conduct our business as currently conducted.
•If we are unable to underwrite risks accurately and charge competitive yet profitable rates to our customers, our business, results of operations, and financial condition will be adversely affected.
•Our proprietary technology, which relies on third-party data, may not operate properly or as we expect it to.
•Our technology platform may not operate properly or as we expect it to operate.
•Our future success depends on our ability to continue to develop and implement our technology and to maintain the confidentiality of this technology.
•New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
•We rely on external data and our digital platform to collect and evaluate information that we utilize in producing, pricing, and underwriting our insurance policies (in accordance with the rates, rules, and forms filed with our regulators, where required), managing claims and customer support, and improving business processes. Any legal or regulatory requirements that might restrict our ability to collect or utilize this data or our digital platform, or an outage by a data vendor, could thus materially and adversely affect our business, financial condition, results of operations, and prospects.
•We depend on search engines, content based online advertising, and other online sources to attract consumers to our website, which may be affected by third-party interference beyond our control. In addition, our producer and partner distribution channels are significant sources of new customers and could be impacted by third-party interference or other factors. As we grow, our customer acquisition costs may increase.

•We may require additional capital to grow our business, which may not be available on terms acceptable to us or at all.
•Interruptions or delays in the services provided by our providers of third-party technology platforms or our internet service providers could impair the operability of our website and may cause our business to suffer.
•Security incidents or real or perceived errors, failures, or bugs in our systems or website could impair our operations, result in loss of customers’ personal information, damage our reputation and brand, and harm our business and operating results.
•Misconduct or fraudulent acts by employees, agents, claims vendors, or third parties may expose us to financial loss, disruption of business, regulatory assessments, and reputational harm.
•Our success depends, in part, on our ability to establish and maintain relationships with quality and trustworthy service professionals.
•We may be unable to prevent, monitor, or detect fraudulent activity, including policy acquisitions or payments of claims that are fraudulent in nature.
•We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.
•We are subject to laws and regulations concerning our collection, processing, storage, sharing, disclosure, and use of customer information and other sensitive data, and our actual or perceived (or alleged) failure to comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.
•We employ third-party licensed data, software, technologies, and intellectual property for use in our business, and the inability to maintain or use these licenses, or errors or defects in the data, software, technologies, and intellectual property we license could result in increased costs or reduced service levels, which would adversely affect our business, financial condition, and results of operations.
•Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition.
•Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could negatively affect our business.
•We may be unable to prevent or address the misappropriation of our data.
•We rely on the experience and expertise of our founder, senior management team, highly-specialized insurance experts, key technical employees, and other highly skilled personnel.
•If our customers were to claim that the policies they purchased failed to provide adequate or appropriate coverage, we could face claims that could harm our business, results of operations, and financial condition.
•We may become subject to claims under Israeli law for remuneration or royalties for assigned invention rights by our Israel-based contractors or employees, which could result in litigation and adversely affect our business.
•Our company culture has contributed to our success and if we cannot maintain this culture as we grow, our business could be harmed.
•Our exposure to loss activity and regulation may be greater in states where we currently have more of our customers or where we are domiciled.
•Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new or expansion of or changes to existing products.
•Our success depends upon the continued growth in the use of the internet for purchasing of insurance products.
•New lines of business or new products and services may subject us to additional risks.
•Litigation and legal proceedings filed by or against us and our subsidiaries, key vendors, joint ventures, or investments could have a material adverse effect on our business, results of operations, and financial condition.
•Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.
•If we are unable to make acquisitions and investments, or if we are unable to successfully integrate them into our business, our business, results of operations, and financial condition could be adversely affected.

•We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income, which could adversely affect our net income and cash flows.
•Our expansion strategy will subject us to additional costs and risks and our plans may not be successful.
•We are subject to payment processing risk.
•We are exposed to risk through our captive reinsurer, RH Solutions Insurance Ltd., which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through MGA.
•We are exposed to risk through our admitted and non-admitted insurance carriers, which underwrite insurance on behalf of our MGA and other non-affiliated general agents and managing general agents.
•The insurance business, including the market for homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.
•Our actual incurred losses may be greater than our loss and loss adjustment expense reserves, which could have a material adverse effect on our financial condition and results of operations.
•We are subject to extensive insurance industry regulations.
•A regulatory environment that requires rate increases and product forms to be approved and that can dictate underwriting practices and mandate participation in loss sharing arrangements may adversely affect our results of operations and financial condition.
•State insurance regulators impose additional reporting requirements regarding enterprise risk on insurance holding company systems, with which we must comply as an insurance holding company.
•The increasing adoption by states of cybersecurity regulations could impose additional compliance burdens on us and expose us to additional liability.
•The COVID-19 pandemic has caused disruption to our operations and may continue to negatively impact our business, key metrics, or results of operations in numerous ways that remain unpredictable.
•Severe weather events and other catastrophes, including the effects of climate change, global pandemics, and terrorism, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
•We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.
•An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.
•Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.
•Our insurance company subsidiaries are subject to minimum capital and surplus requirements, and failure to meet these requirements could subject us to regulatory action.
•Our insurance company subsidiaries are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may reduce our profitability.
•Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.
•Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions in our policies, could have a material adverse effect on our financial condition and results of operations.
•There may not be an active trading market for our common stock, which may make it difficult to sell shares of our common stock, and there can be no assurance that the Company will be able to comply with the continued listing standards of such exchange.
•The market price of our common stock and warrants may be highly volatile, which could cause the value of your investment to decline.
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could materially decline.
•Some provisions of our Organizational Documents Certificate of Incorporation and Bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and they may prevent attempts by our stockholders to replace or remove our current management.

•Applicable insurance laws may make it difficult to effect a change of control.
•Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
•Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.
•Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.
•Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
•We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance company subsidiaries’ ability to pay dividends to us is restricted by law.
•We do not currently expect to pay any cash dividends.
•The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, and the listing standards of NYSE, may strain our resources, increase our costs, and divert management’s attention, and we may be unable to comply with these requirements in a timely or cost-effective manner. In addition, key members of our management team have limited experience managing a public company.
•Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.
•Warrants are exercisable for Hippo Holdings Inc. common stock, which increases the number of shares eligible for future resale in the public market and could result in dilution to our stockholders.
•We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
•Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

PART I
ITEM 1. BUSINESS

Our Vision and Mission

Hippo’s Vision: To protect the joy of homeownership.

Hippo’s Mission: To deliver intuitive and proactive protection for homeowners by combining the power of technology with a human touch.

Our Company

In August 2021, Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), and Reinvent Technology Partners Z, a Cayman Islands exempted company and special purpose acquisition company (“RTPZ”), completed a merger and other transactions pursuant to which a subsidiary of RTPZ was merged with and into Old Hippo and Old Hippo survived as a wholly owned subsidiary of RTPZ (collectively, we refer to these transactions as the “Business Combination”). In connection with the Business Combination, RTPZ changed its name to Hippo Holdings Inc. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8. “Financial Statements and Supplementary Data” for more information.

    Hippo is a different kind of home protection company, built from the ground up to provide a new standard of care and protection for homeowners. Our goal is to make homes safer and better protected so customers spend less time worrying about the burdens of homeownership and more time enjoying their homes and the life within. Harnessing real-time data, smart home technology, and a growing suite of home services, we have created an integrated home protection platform.

The home insurance industry has long been defined by century-old incumbents that deliver a passive, high-friction experience to policyholders. Constrained by outdated captive-agent distribution models, large bases of existing customers, legacy technology, and strong incentives not to disrupt their businesses, the industry has not seen meaningful innovation in decades. The result is a flawed customer experience that creates a transactional, adversarial relationship — one that pits insurance companies and their “policyholders” against each other in a zero-sum game. The outcome of this misalignment is an experience that is out of touch with the needs of modern homeowners.

Modern technology provides an opportunity to transform the $110 billion U.S. home insurance industry, enabling advancements and efficiencies across the customer lifecycle. We believe there is significant opportunity in this market, expected to reach nearly $140 billion by 2025 (according to industry data from William Blair & Company) for a digital-first, customer-centric company like Hippo.

Hippo harnesses technology and data to refocus the home insurance experience around the customer’s needs at every stage of the relationship. We seek to facilitate an active partnership with our customers to help prevent losses, which in turn creates better results for Hippo. The result is a win-win.
•We make Hippo policies fast and easy to buy.
With incumbent carriers, buying home insurance is an arduous task built around the carrier’s needs, not the customer’s. The process burdens customers with long phone calls, requiring customers to answer up to 60 confusing questions without any online buying capability. Using advanced data approaches, our proprietary underwriting engine allows Hippo to provide a quote in just 60 seconds (and a fully bound policy in less than 5 minutes) and delivers them via omni-channel distribution that meets consumers wherever they shop for insurance.
•Our policies are designed for the modern homeowner.
Unlike the outdated policies of traditional insurers which force people to pay for coverage they don’t need, Hippo policies are designed for modern lives, offering coverage for crucial items like home office equipment and water back-up. Our modern coverage means that Hippo customers are less likely to encounter unexpected holes in coverage in the event of a loss, a primary source of frustration with other carriers’ claims experience.

•We have designed a proactive, human approach to claims, enabled by technology.
Hippo uses live data to anticipate major events, enabling our claims team to reach out in advance of major weather events with comforting advice and information. When a customer does need to file a claim, a Hippo Claims Concierge guides that customer through the process, easing anxiety and improving satisfaction.

Beyond a core insurance experience that is simple, intuitive, and human, we focus our resources on Hippo’s true promise: better outcomes for homeowners. We have created an integrated home protection platform, which offers a growing suite of proactive features designed to prevent loss and provide greater peace of mind.
•We have pioneered what we believe is the most widely adopted Smart Home program in the industry.
We include smart home devices from trusted and reputable vendors to detect water, fire, and theft, and offer premium discounts to customers who use them. Real-time alerts from smart home devices help customers quickly identify and resolve issues before they grow into major losses.
•We proactively help our customers maintain and protect their homes.
We offer on-demand maintenance advice through Hippo Home Care, through its virtual home concierge service, and access to annual home check-ups and maintenance. We also use advanced technology and data to assess new risks outside the home and consider underwriting adjustments.

This partnership is designed to create a virtuous cycle. By making homes safer, we help deliver better risk outcomes and increase customer loyalty, which improves our unit economics and customer lifetime value (“LTV”). This enables us to invest in expanding our product offering, customer value proposition, and marketing programs, which helps attract more customers to the Hippo family. This growth generates more data and insights to fuel further innovation in our product experience and improved underwriting precision. The result is even safer homes and more loyal customers. We believe this virtuous cycle, combined with our significant existing scale, deep partnerships, and compelling unit economics, will propel Hippo to become a trusted household name synonymous with proactive home protection.

Aligned Interest: When our Customers Win, We Win

Our Industry / Opportunity

With $110 billion in annual premiums, the U.S. home insurance industry is a deeply fragmented market with only one carrier accounting for more than 10% of the total market share (according to William Blair & Company). This fragmentation in the market sets the stage for positive traction from new entrants — this is not a winner-take-all industry.

The U.S. home insurance industry has attractive customer dynamics and growth characteristics. According to the Insurance Information Institute, home insurance customers remain with their selected carrier for an average of 8-10 years — more than double the length of time of renters or auto insurance customers. Additionally, home insurance customers average $1,200 in annual premiums, providing insurers with a compelling recurring revenue opportunity. Multiple factors contribute to a strong growth outlook for the industry, including the high rate of new home construction, population growth, increasingly complex homes, and rising labor and material costs.

Despite these industry tailwinds, we believe customers’ needs are not being met. Today’s insurance policies often include coverage for items that modern homeowners do not own, such as fur coats, pewter bowls and paper stock and bond certificates, and exclude coverage for common claim categories such as water-backup, home office equipment and other electronics. Homeowners’ lives and properties have evolved, but too often their coverages have not kept pace. This set-it-and-forget-it mentality in underwriting can mean that while insurers collect premiums, homeowners discover gaps in coverage only after a loss. Even if consumers proactively recalibrate coverage over time, they are still constrained by outdated policy designs.

We believe the market is poised for rapid transformation with trends emerging in big data, technology, and underwriting that will allow better assessment of home insurance risk resulting in more accurate pricing, proliferation of application programming interfaces (“APIs”), and meeting the rising customer expectations for personalized and real-time products. We believe the COVID-19 pandemic has only accelerated this change, increasing homeowner adoption of digital channels and growing demands on the use of their spaces.

Barriers to Entry

New entrants who work to rebuild the customer experience, with technology, new data and nimble changes, will be better positioned to serve today’s homeowners. For the right company, the opportunity is enormous. However, new entrants must overcome high barriers to entry:
•Significant initial capital requirements to support insurance risk, challenges finding cost-effective reinsurance without an underwriting track record, expensive off-the-shelf policy and claims management systems, or resource-intensive investment in developing a proprietary tech stack
•Complicated and fragmented regulatory landscape with a unique set of rules from each state
•Significant resource investment in tech and infrastructure to access, collect and validate insurance-related data, in addition to the development of multiple customized APIs
•Difficulty accessing distribution networks, built upon a legacy, agent-based distribution, or resource-intensive process of creating and scaling new, alternative customer acquisition channels

We believe incumbents face multiple challenges in responding to the ongoing transformation and meeting customer needs, including channel conflict, data stability and veracity (stemming from unverified customer-supplied data), and too much reliance on aging and siloed technology. And with the agent population shrinking (according to McKinsey & Company research), incumbents may find it harder to access new customers who increasingly choose digital, direct-to-consumer channels.

This leads to incumbents potentially facing a dilemma being forced to choose between maintaining the stability of their current books of business or investing in the innovation that would drive further growth and value to homeowners. We believe they are generally choosing the former. We believe well-positioned new entrants have an opportunity to rise to the challenge and capitalize on growth opportunities more quickly.

We are confident that Hippo’s vision, technology, and innovative approach are positioned to create the change the industry and homeowners need.

The Hippo Business Approach

Hippo set out to solve what it saw as a flawed customer experience in home insurance and deliver intuitive and proactive protection for homeowners by combining the power of technology with a human-touch and empathy.

We started by rebuilding the home insurance experience around the customer’s needs, at every stage of the relationship.
•We make insurance easy to buy: Hippo provides a quote in under 60 seconds and allows customers to purchase a policy in about 5 minutes. Rather than rely solely on customer-provided information, we prefill the application based on a variety of trusted data sources, which allows us to better assess and price the risk at the point of purchase.
•We designed our policies for the modern homeowner: Hippo designed the home insurance policy to offer coverage for items that homeowners expect (such as appliances, home office equipment, and the service line between the house and the street) and limit coverage for obsolete items (such as fur coats, crypts, and mausoleums). We implement granular pricing at the peril (or hazard) level, based on the most current data on risks. This, combined with our broadly adopted Smart Home program, means that we can offer what we believe to be superior coverage compared to standard policies at a better rate on average.
•We crafted a proactive, tech-enabled claims experience, focused on a live, white-glove approach: Hippo strives to be there to support customers at their time of need, and we designed our claims processes to reflect that objective.
•Proactive, technology-enabled approach: We aspire to be there for our customers as soon as the need arises, if possible before they even reach out to us for support. We use live data to help identify major events like fires or storms. When we suspect that our customers’ homes may be impacted, our Claims Concierge team reaches out proactively to help ensure the safety of our customer, their families and their homes. We firmly believe in prioritizing the well-being of our customers and addressing damage to the home quickly, hopefully before things deteriorate or repair costs escalate. If we are effective, customers benefit from superior service in resolving claims, and we gain from better insurance outcomes by mitigating costs and increased customer loyalty.
•Depending on the claim, our Claims Concierge team may use remote (virtual) inspection technology to expedite the claims handling process and, if possible, complete a claim remotely. When a specialist needs to visit the home, we leverage a network of vetted partners whom we work to quickly deploy, seeking to offer our customers full resolution as opposed to just an inspection. This network of trusted partners allows us to save on inspection costs when these partners also perform the work to resolve the issue, benefit from economies of scale in material purchases, and work to ensure quality repair work which reduces the probability of a repeat claim. This approach is designed to align everyone’s incentives and works to drive the best outcome and as fast a resolution as possible.
•Human attention from live Claims Concierges: We believe that a customer calling about damage to their home, often a very complicated and stressful situation, needs to speak to a human who can be relied upon for help. Our Claims Concierge team eliminates the often-inefficient use of bots or automation, as well as other burdensome processes. Our claims professionals are experienced in both claims handling and customer service. Once a claim is submitted, a Claims Concierge is assigned to the claim and focuses first on ensuring customer safety and alleviating stress. We seek to have the same Claims Concierge remain the key point of contact for the customer throughout the life of the claim.

Building a home insurance experience that is simple, intuitive, and human was just the beginning. Hippo’s real promise is to ultimately create better outcomes for homeowners. We have created an integrated home protection platform through a growing suite of proactive features and offerings that create meaningful touchpoints throughout the life of a policy.
•We employ continuous risk reevaluation and underwriting: Hippo reassesses risk throughout the life of a policy. We work to uncover changes to the home and proactively reach out to the customer to recommend an update to their policy (for example, increasing liability coverage with the addition of a pool) or to offer a discount (if, for example, an old roof is replaced with a new one). Our goal is to ensure that our customers always have adequate protection for the right price.
•We deploy what we believe is the most widely adopted Smart Home program in the U.S. home insurance space: Through our Smart Home program, Hippo customers can opt to receive kits that include devices that help mitigate damage from water, fire and theft. These kits come with filed and approved premium discounts at a state level. We partner with the key players in the smart home space to offer our customers these complimentary kits, as well as professionally-monitored kits. We continue to innovate our Smart Home program to more deeply integrate it with home insurance.
•We help customers maintain their homes: Hippo is playing an increasingly active role in helping homeowners maintain their homes. Every Hippo customer has access to Hippo Home Care, which offers a virtual home concierge service. Customers can reach out at any time to ask for remote support with questions or issues pertaining to their homes. If the Hippo Home Care representative is unable to help resolve an issue remotely, he or she can recommend a local professional for in-home services. Moreover, Hippo Home Care has been building a proactive home maintenance offering: homeowners can consult with home professionals about specific home care and maintenance questions, or opt for broader virtual checkups focused on key systems around the home.
This suite of proactive offerings is designed to allow Hippo to help customers better protect their homes and reduce losses over time. This enables better pricing across all of Hippo’s services, further enhancing the customer value proposition and attracting even more customers to Hippo. That, in turn, generates more data and insights that inform further home protection innovation. This is the principle our business is built upon: when our customers win, Hippo wins.

We have built an omni-channel distribution approach which is designed to allow customers to purchase however they want and provides Hippo differentiated access to a positively selected customer base.

We seek to allow customers to buy our policies however they want: online, over the phone, or through an agent. Hippo is not tied to captive agent distribution channels in the way legacy carriers can be, and we seek to leverage this to our advantage in establishing a diverse set of distribution channels:
•Direct to consumer: We offer our customers digital purchasing options as well as online management of their account. Creating such a fast and accurate online experience required developing advanced policy and claims management systems, which we benefit from across many areas.
•Insurance partners (agents / producers): This channel includes sales through traditional insurance agents and other insurance companies agency affiliates. We offer these partners what we believe is a truly differentiated experience: a dedicated producer portal that enables agents to benefit from the same efficiency and accuracy that our online, direct-to-consumer customers enjoy. Our platform is integrated with standard industry tools so agents can leverage the streamlined Hippo experience as part of their normal workflows. This technological foundation allows our producers to focus on valuable tasks rather than on time-consuming tasks like filing forms. We developed thorough onboarding and training processes, as well as marketing assets and playbooks, for this important channel. We see increasingly strong results at a partner level, with Hippo gaining more and more consideration from insurance partners as we continuously augment our investment and innovation in this area.
•Non-insurance partners: This is our fastest growing channel. We partner and integrate with players across the real estate and financial services ecosystems, including national players such as home builders, smart home technology providers, mortgage originators, mortgage servicers, title companies, and realtors. Our portfolio of customized APIs and deep partner integrations enable us to offer customers the best and most efficient home insurance solutions in a contextually relevant way. For example:
•Home builders — we developed an insurance policy for new home construction, as well as a technology product that integrates with builders’ sales systems. These integrations allow us to offer the builder’s customers a simple, personalized insurance product precisely when their customers are in the market for a policy. These policies are heavily tailored to the customer’s property and can be easily purchased online or through our partner agency. Through these partnerships, we are able to access positively selected properties with a fundamentally better risk profile than those associated with older homes. The result is a potentially smoother home purchase experience and higher customer satisfaction for our builder partners.
•Smart home providers — we have been developing proprietary integrations with the leading providers of smart home and security systems to offer their customers better home insurance coverage with meaningful premium discounts. Moreover, these benefits are also available to our partners’ customers if they purchase insurance from Hippo.

Technological, operational and economic moats

Our Technology + Insurance Approach

“Insurtech” is made of two words: Insurance and Technology. We are marrying the best of both worlds to create a superior customer experience with superior business results.

Our full-stack technology systems have been built from the ground up, leveraging the experience of professionals with significant home insurance expertise. We take a similar approach when it comes to the collection and use of available data. In particular, we use machine learning to analyze the large amounts of data we collect, which enables us to draw key insights and learnings about our customers and potential risks to the homes we insure. For example, we considered multiple providers of aerial imagery to support our underwriting processes, and from such data we have been able to determine which sources would be best suited to inform variables like the status of a home’s roof or the presence and size of a swimming pool based on the performance of our book of business over time (including, for example, the type and nature of losses associated with risks in specific areas). Through experience, we have learned that not all data are equally valuable and that each situation requires a unique data approach to achieve the desired outcome. Many data sources provide insight into similar home systems, and our experience and scale have enabled us to utilize our data integrations to achieve accurate views of risk. We believe this provides us a significant advantage over many players in the space.

Beyond the use of data, we believe our use of technology gives us additional advantages over incumbents (who depend on legacy systems) and new entrants with less experience in the space. Examples include:
•Offering a fast and accurate online purchase flow that meets modern consumers’ expectations
•Integrating smart home activation status into our policy management system
•Quickly deploying rate changes in any state or region upon regulatory approval
•Creating sophisticated feedback loops between internal teams to ensure cross-pollination (for example, fast underwriting improvements based on claims insights)
•Developing proprietary, channel-specific technology to integrate Hippo’s offerings into partners’ platforms and streamlining their go-to-market efforts

In short, Hippo seeks to digitize operational aspects of the home insurance buying process. This approach creates lasting advantages that enable advancements across business growth, proactive home project, and user experience.

Our Vertically Integrated Insurance Capabilities

The insurance operation we have built provides us with end-to-end capabilities and flexibility to move fast, innovate and seek to offer the best value to our customers. In that sense, it also allows us to control our own destiny in how we grow and operate.

As we grow at the state and national levels, our systems have the ability to adjust our policies and rates in a fast and efficient manner. Our actuaries and underwriters leverage data and our in-house technology solutions to continuously optimize our coverage and work to provide customers the best product possible at the right price.

We have invested in industry-leading sales and customer service organizations, modeled after the best teams across a variety of business sectors. We have equipped them with dedicated tech tools and training that allow them to focus on what matters most.

In 2020, we continued our vertical integration through the acquisition of our largest insurance carrier partner, Spinnaker Insurance Company. Our structure now allows us to balance risk retention with reinsurance capacity in a more flexible manner, not just for Hippo’s core business but also for third-party programs supported by Spinnaker. This also allows us to maintain a capital-light model while retaining risk in a way that aligns our interests with the reinsurance market and also to retain carrier economics. Most importantly, the acquisition enables faster growth and reduced time to market for new offerings, regulatory filings and rate adjustments.

Our Diversified Distribution Strategy

Hippo’s established, diverse distribution channels are designed to allow customers to buy however and wherever they want. We have built channel-specific proprietary technology and bespoke business models to support this strategy. Developing unique technological solutions for partners such as home builders, loan servicers, other insurance companies, and smart home technology providers allows us to not only integrate into other scaled platforms, but to also support our partners’ businesses and achieve great results alongside them and establish deeper relationships with these partners.

Our Smart Home Program

We have deployed what we believe is the most widely adopted Smart Home program in the U.S. home insurance space, which is currently available in almost all the states where we operate. Under our program, customers may opt in to receive a complimentary smart home self-monitoring system or choose to upgrade to a professionally monitored system when they buy a policy through Hippo. These systems include sensors that can detect smoke, carbon monoxide, water, and motion. Overall, our Smart Home program has experienced high customer adoption:

•The majority of eligible customers opt into the program
•The vast majority of the customers opting into the program activate their kits
•Customers who keep their kits active receive meaningful premium discounts

In achieving such wide adoption and activation, we have essentially built a platform that enables us to increasingly focus on risk mitigation and loss ratio improvement, especially as we continue to build out this program (for example, as we evaluate new options such as adding behavior-based discounts and professional monitoring offers).

Hippo Customer Experience

Hippo’s goal is to make homes safer and better protected so customers can enjoy their homes and lives, knowing that we are committed to preserving their properties. Starting with our dedicated sales staff, who streamline the purchase and onboarding experience down from days to minutes, we aim to make every lead and customer touchpoint efficient, transparent and clear.

Our proactive approach, including real-time alerts to homeowners, is designed to help protect our customers and their families. We have also developed an industry leading Claims Concierge service, assigning one, dedicated Concierge for customers filing a claim. We strive to handle each claim with empathy, forethought, and care that can only be provided by a human touch.

Our approach to customer experience and insurance brings our values to the forefront, helping customers protect the joy of homeownership. By better meeting the needs of our customers, we expect our LTV to benefit from increased customer retention and satisfaction.

Our Technology and Architecture

Technology Approach

Hippo built its technology infrastructure, strategy and team to drive better outcomes for homeowners. Our technology is the driving force behind our ability to grow rapidly while managing risk, proactively supporting our customers, pioneering modern insurance and home protection products, and building solutions and services based on our insights quickly and effectively.

Our purpose-built, full-stack approach starts with modern infrastructure and agile software systems. These systems enable us to capture, clean, and analyze data at scale, derive powerful insights, and create meaningful offerings for our customers and partners with speed and efficiency. In a manner consistent with our regulatory filings, we pair this technology with proprietary insurance expert systems, powered by augmented intelligence, to scale our capabilities across actuarial, underwriting, claims, coverages, and fraud prevention. Together, these systems enable us to deploy an intelligent and simple purchase experience that is customized by distribution channel, readily launch new states and partners, and deliver proactive solutions to customers like predicted weather alerts and real-time policy updates. Our technology enables us to iterate quickly and deploy products or features in days that might take an incumbent, relying on legacy systems, months or even years.

The most advanced technology stack in the industry

Intensely Agile Platform

Cloud-first platform with Internet scale
API-first integrations
Adaptive engineering skills

Unlimited Data Access

Multiple data sources
IoT devices
Machine-Learning models

Better Insurance Expert Systems

Dynamic Rating Engines
Dynamic & Adaptive UX
Integrated Customer & Policy Management
Continuous Underwriting Capabilities

Growth

Rapid geographical expansion
Continuous rate calibrations
Rapid partner integrations
ML-driven leads prioritization

Risk Mitigation

ML tech and data integration enable risk classification
Unique Smart Home partnerships
Continuous Underwriting

User Experience

Quote in 60 seconds and buy online
Fully mobile supported
Any distribution channel, customer-first approach

In short, Hippo largely digitizes the home insurance process. This fact creates lasting advantages that enable advancements across business growth, proactive home protection, and user experience.
•Rapid growth across diverse channels.
We have built our systems to scale rapidly and dynamically adapt to growth opportunities across the home insurance landscape. Our proprietary engine employs a constantly-expanding knowledge base alongside dynamic rules and machine learning algorithms to address the ever-changing factors of proactive risk management. This approach enables us to personalize coverage for a specific customer’s needs proactively and automatically. Through adaptable APIs, we can deploy this capability across an ever-increasing number of channels, partners, and geographies quickly. As we accumulate knowledge from additional domains and data sources to fuel our Augmented Intelligence engine, insights are seamlessly deployed across Hippo’s integrated system, ensuring a consistent and unified experience across all distribution points. Additionally, we believe our ability to segment risks based on home characteristics allows us to more efficiently market and price than our competitors.
•Risk prevention and proactive home protection.
Hippo’s technology is at the heart of our ability to better protect homes. Our process of ongoing underwriting, delivered through advanced algorithms analyzing a vast array of data sources to support Hippo’s offering limits to help protect our customers. We also access differentiated and proprietary data sources. We have deployed hundreds of thousands of sensor kits that monitor temperature, water leaks, door and window opening, and more. Our wide distribution and customer activation of smart home kits could in the future allow us to collect aggregated and anonymized home health data, which is synthesized to support our approach and value-added home protection offerings. We also innovate new approaches to home protection. For example, in launching Hippo Home Care in early 2021, we gained the ability to assemble predictive data from in-home checkups, including inventory of appliances and drivers of malfunctions of key systems in the home. We have scaled up our Hippo Home Care operation through a

Virtual Home Concierge service, in which we leverage mobile device communications to remotely support our customers with in-home services. As new approaches create additional data sets, we can more effectively partner with our customers to help them understand, predict and prevent potential losses. In turn, the data we collect will feed into our data science pipeline and trains our models.
•Better experiences throughout the customer journey.
Hippo harnesses technology and data to deliver intuitive and frictionless experiences for customers at every phase of the insurance journey. In the purchase phase, we use advanced, verified data sources so that customers are not burdened with dozens of questions, enabling a simple and fast purchase experience. Through our partnerships, we can automatically provide electronic proof of insurance to mortgage lenders to save customers potential headaches at closing. With our builder partners, the customized Hippo policy can be purchased by a homeowner in a completely integrated process. Our integrated systems approach also benefits the customer in other ways. For example, Hippo Customer Support specialists and our Claims Concierge can access relevant policy and property information, as well as past claims, to efficiently manage the process to provide the best customer experience. Additionally, third-party partners, like inspectors or contractors, can be dispatched to the home, paid and tracked digitally.

Architecture

Our Technology Architecture approach follows the company’s proactive, customer-first strategy by taking a three-horizon view: enabling swift feature development for customer and partner needs; creating a scalable platform that works to anticipate future needs; and setting the capability framework for innovation.

•Our agile development teams are able to design, deliver and iterate to build product features our customers and partners desire. We have built a flexible and adaptable software architecture and engineering teams to effectively innovate and implement new ideas. This is combined with an agile, iterative approach to experimentation and analytics, working to make sure that we continuously improve our knowledge of what customers want.
•Our underlying software architecture and platform are designed to support future expansion and growth. We are creating data models, algorithms, learning engines, knowledge graphs and cloud platforms that are all intended to support a future set of goals — more ambitious partnerships, wider distribution channels, and larger numbers of customers. By anticipating future growth with a blueprint of technology capabilities and technical platforms, we are proactively preparing for the next step-change in our company’s growth trajectory.
•We are keeping the pace of innovation high by investing in research and development of underlying technologies and capabilities that seek to change how the market operates in protecting homeowners. We launch tests with partners, look at new and proprietary data sources, offer additional virtual and in-home services, expand the boundaries of expectations on preventative measures, and try out new techniques for customer support and service. All of these are part of our innovation culture and supported by the technology infrastructure to build, experiment, measure, iterate.

Technology is only just beginning to transform the home insurance industry. Hippo’s unified and integrated systems ensure that, even as homeowners’ needs shift and grow, we will continue to set new standards for customer experience, modern insurance and joyful homeownership.

Our Economic Model

There are four key components to our economic model. First, as a managing general agent (“MGA”), we manage the entire customer-facing experience, including sales and marketing, underwriting, policy issuance and administration, and claims administration. In exchange for these services, we earn recurring commissions and fees associated with the policies we sell. While we have underwriting authority and responsibility for administering policies and claims, we do not take the bulk of the risk associated with the Hippo policies on our own balance sheet. Rather, we work with a diversified panel of highly rated insurance and reinsurance companies who pay us commissions in exchange for the opportunity to take that risk on their own balance sheets.

We also earn commission income as a licensed insurance agency selling non-Hippo policies to our customers. Today, we earn agency commission income when we cross sell automobile policies to our homeowners customers, when a customer seeking homeowners insurance is an area where Hippo policies are unavailable, in which case we place them with another carrier, or when a particular home does not meet our underwriting criteria, in which case we also place these customers with another carrier when possible. As we broaden our product offerings, we expect to distribute additional types of insurance offered by other carriers, which will contribute to growth in this element of our economic model. Commission income on these policies recur as the policies renew allowing us to earn margin relative to our customer acquisition cost.

We earn income in a third way, using our carriers platforms to offer insurance-as-a-service to other MGAs. The economic benefits to Hippo of providing this service extend beyond profit margins on these premiums and include capital efficiency benefits as the diversity of insurance offered allows Hippo to more efficiently manage its regulatory capital requirements through recognition of diversification benefits. Given our diverse portfolio of homeowners insurance, the regulatory capital we are required to set aside for premiums generated by these third parties is lower than these parties would need to set aside if they were to provide their own capital.

Finally, we earn margin on premiums we retain on policies we issue after ceding the majority of the insurance risk to our panel of high quality, reinsurance partners, some of whom have made multi-year commitments. We cede the majority of risk associated with these policies as part of our long-term capital-light strategy. And though the quantum of risk we cede in any year will fluctuate with reinsurance market pricing, we anticipate our long-term strategy will include cession of the majority of the insurance risk we generate.

Looking towards the future, we anticipate generating additional economic benefits through our offering of value-added services such as monitoring and home maintenance.

Our Asset-Light Capital Strategy

We have always pursued an asset-light capital strategy to support the growth of our business. Even though we acquired Spinnaker, a licensed carrier, in 2020, we generally retain only as much risk on our balance sheet as is necessary to secure attractive terms from the reinsurers who bear the risk of the policies we sell. Those reinsurers usually require that companies like Hippo retain some risk to ensure alignment of interests. For policies written in 2021, we retained approximately 12% of the risk associated with Hippo homeowners policies on our own balance sheet and expect to see this increase modestly over time.

This strategy also helps support our growth: third-party reinsurance helps decrease the statutory capital required to support new business growth. As a result, we are able to grow at an accelerated pace with lower capital investments upfront. We have a successful track record of securing strong reinsurance treaties, providing a solid foundation for a long-term, sustainable model.

Growth Strategy

As we grow, we expect to remain focused on the homeowners space and on making homes safer and better protected. Beyond growing our core product, we plan to grow vertically into adjacent insurance offerings as well as non-insurance areas, towards an all-inclusive home protection platform:

Core Product Growth

We are focused on the U.S. market, where the homeowners insurance industry represents $110 billion in annual premiums, growing at approximately $4.5-5 billion annually (according to William Blair & Company). Our product portfolio includes: standalone homes, condos, investment properties, and new home construction, and each of these is its own unique insurance product. Hippo has so far introduced its products in 37 states, covering over 80% of the US population.

We believe expanding our core business alone in this market represents a significant opportunity. For perspective, our market share is currently less than 1% of the US home insurance market. We plan to increase our penetration in the states where we already offer our homeowners insurance product. In parallel we plan to continue launching new states in 2022. We are at the same time building our brand and raising awareness among homeowners throughout the country. We will continue enhancing our direct-to-consumer capabilities, while expanding our relationships with new and existing partners.

Adjacent Insurance Offerings

We plan to offer additional insurance products to further protect and support homeowners in the US market. Where we feel we can create differentiated offerings leveraging our capabilities and assets, we will build such new products much the same way we did our modern homeowners insurance product. We may also leverage partners to offer best of breed solutions in our capacity as an agent.

We also expect to expand the portfolio of third-party programs that Spinnaker supports as a carrier. With the scalable assets we have built to support Hippo’s growth, we believe we are well-positioned to offer ancillary services across distribution, support and other areas to grow these programs.

Adjacent Non-Insurance Offerings

We are deepening our relationships with homeowners by offering broader home protection services to complement our core insurance products. We have built the first, integrated insurance and home protection platform with our Smart Home program and home maintenance offerings, including virtual home services and remote support. We plan to expand these offerings to include additional protection products such as Home Warranty and innovative solutions tied to home inspections that streamline home transactions. Such products and services can introduce additional sources of recurring revenue and non-risk-based revenue, accelerating capital efficient growth.

Competition

We face competition from established national brand names that offer competing products. These more established competitors have advantages such as brand recognition, greater access to capital, breadth of product offering, and scale of resources. We also face competition from select and new insurtechs that offer digital platforms. However, the market is fragmented, with just one carrier over 10% market share according to William Blair & Company. This allows for multiple large and growing players to coexist with differentiated products and approaches.

Hippo’s distinctive customer experience, vertical focus on complete home protection, and purpose-built, full stack technology infrastructure differentiate our model from our larger and smaller competitors alike. Though incumbents collect vast amounts of data, we believe their legacy systems are not as flexible and dynamic as our integrated technology. Our full stack system allows us to better implement data into our business model and realize the benefits in underwriting, claims, and profitability. This system also enables us to deploy Hippo’s proprietary quoting and underwriting engine (via API) across Hippo’s diversified distribution channels and partners to gain market share.

We believe our strategy to deliver the first all-in home protection platform is unique and differentiated and that our competitive advantages across smart home, technology, and distribution will make it difficult for competitors — old or new — to emulate our approach.

Our Values and People

As of December 31, 2021, we had a total of 621 employees, of which 598 were located in the United States and 23 located internationally. We engage temporary workers and independent contractors when necessary in connection with a particular project, to meet increases in demand or to fill vacancies while recruiting a permanent employee. None of our employees are currently represented by a labor union or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our people team is focused on identifying and retaining top talent and building a world class organization. We use recognition and rewards including compensation and equity to attract and retain our talent.

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Specifically, our revenues may be proportionately higher in our third fiscal quarter due to the seasonality of when homeowners purchase and move into new homes, which historically occurs at higher rates in the months of July, August and

September. As our business expands and matures, other seasonality trends may develop and the existing seasonality and customer behavior that we experience may change.

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

Data Privacy and Protection Laws

Since we receive, use, transmit, disclose and store personal data, we are subject to numerous state and federal laws and regulations that address privacy, data protection and the collection, storing, sharing, use, transfer, disclosure and protection of certain types of data. In the U.S., insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the National Association of Insurance Commissioners (“NAIC”) Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to disclose their privacy practices to consumers, allow customers to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Additionally, we are subject to the Telephone Consumer Protection Act which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which came into force in 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA allows for the California Attorney General to impose civil penalties for violations, as well as providing a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act, and the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. The CCPA likely marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. For example, in 2020, Nevada enacted SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which is set to take effect on January 1, 2023 and grant new privacy rights for Virginia residents. In addition, California voters approved the November 2020 ballot measure which will enact the CPRA, substantially expanding the requirements of the CCPA. As of January 1, 2023, the CPRA will give consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”. There is also discussion in Congress of new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

Various regulators are interpreting existing state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of other personal data. Courts may also adopt the standards for fair information practices which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce.

Insurance Regulation

Hippo is subject to extensive regulation, primarily at the state level. These laws are generally intended to protect the interests of purchasers or users of insurance (which regulators refer to as policyholders), rather than the holders of securities we issue.

The method, extent, and substance of such regulation vary by state but are generally set out in statutes, regulations and orders that establish standards and requirements for conducting the business of insurance and that delegate authority for the regulation of insurance to a state agency. These laws, regulations and orders have a substantial impact on our business and relate to a wide variety of matters including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing, examination, investigation, agent and adjuster licensing, agent and broker compensation, policy forms, rates, and rules, the nature and amount of investments, claims practices, trade practices, participation in shared markets and guaranty funds, transaction with affiliates, the payment of dividends, underwriting standards, withdrawal from business, statutory accounting methods, data privacy and data security regulation, corporate governance, internal and external risk management, moratoriums (including of lawful actions), and other matters. In addition, state legislatures and insurance regulators continue to examine the appropriate nature and scope of state insurance regulations, including adopting new laws and regulations, and reinterpreting existing ones.

As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the NAIC, and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC adopts and will continue to adopt model laws and regulations that will be adopted by various states. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Hippo.

Spinnaker, and its subsidiaries’s ability to pay dividends without regulatory notice or in the case of certain dividends, regulatory approval, is restricted by Illinois and Texas law. Additionally, Spinnaker in the future may become commercially domiciled in additional jurisdictions depending on the amount of premiums written in those states. The laws of these other jurisdictions contain similar limitations on the payment of dividends by insurance companies that are domiciled in that state, and such laws may be more restrictive than Illinois and Texas.

In addition, the NAIC has recently developed a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company.

In particular, the NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurance companies, known as risk-based capital, which all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. Any reduction in the risk-based capital ratios of our insurance subsidiaries could require us to take remedial actions to increase our insurance subsidiaries capital and could also adversely affect their financial strength ratings as determined by statistical rating agencies.

The NAIC has been examining the use of artificial intelligence in the insurance industry, such as the sources of some of the data Hippo uses in marketing and underwriting its products. In August 2020, the NAIC adopted a statement of “high-level guiding principles”, calling on industry participants to be “fair and ethical, accountable, compliant, transparent, and secure, safe, and robust” in connection with the use of artificial intelligence. These principles do not have the force and effect of law, but could lead to the NAIC or individual states to take action in the future that might restrict our use of artificial intelligence in our business.

Spinnaker is, and any insurance companies that we would form in the future would be, part of an insurance holding company system and as such is subject to regulation in the jurisdictions in which these insurance subsidiaries are domiciled. These holding company laws generally provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to ten percent or more of the voting securities of an insurer or of a person who controls an insurer. In addition, certain state insurance laws require pre-acquisition notification and approval of a state where our insurance subsidiaries are merely licensed.

Intellectual Property

We consider the Hippo brand and those of our subsidiaries to be among our most valuable assets. Our future success depends to a large degree upon our ability to defend the Hippo brand and its associated sub-brands from infringement and, to a limited extent, to protect our other intellectual property. We rely on a combination of copyright, trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property.

As of December 31, 2021, our patent portfolio consisted of two utility patents covering autonomous cancellation of insurance policies using a multi-tiered data structure and real time rate monitoring, and 10 pending patent applications, including utility, invention, utility model and design patents in the United States. Our patents expire on June 24, 2039 and May 23, 2038, respectively. As of December 31, 2021, our trademark portfolio consisted of 42 trademarks. These include the registration of the Hippo name as a trademark in Algeria, Armenia, Australia, Bhutan, Bosnia & Herzegovina, Cambodia, Columbia, the European Union, Georgia, Iceland, India, Indonesia, Israel, Japan, Kazakhstan, Laos, Liechtenstein, Monaco, Mongolia, Montenegro, New Zealand, Norway, Philippines, Republic of Korea, Republic of Moldova, Russian Federation, San Marino, Serbia, Singapore, Switzerland, Turkmenistan, Ukraine, United Kingdom, United States of America and Vietnam.

The expansion of our business has required us to protect our trademarks, domain names, copyrights and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect our trademarks, domain names, copyrights, patents and other intellectual property rights, or prevent third parties from infringing upon them, our business may be adversely affected, perhaps materially. For additional information, see “Risk Factors — Risks Related to Our Business — Failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition” and “— Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which are expensive to support, and if resolved adversely, could harm our business.”

Available Information

Our internet website address is www.hippo.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. Certain statements in “Risk Factors” are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of net losses and we may not achieve or maintain profitability in the future.

We incurred net losses on an annual basis since our incorporation in 2015 and had an accumulated deficit of $628.0 million and $256.6 million, as of December 31, 2021, and December 31, 2020, respectively. We incurred net losses of $367.9 million and $141.5 million in the years ended December 31, 2021 and December 31, 2020, respectively. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Our revenue grew from $51.6 million for the year ended December 31, 2020 to $91.2 million for the year ended December 31, 2021. Our total employees grew from 392 as of December 31, 2020 to 621 employees as of December 31, 2021. In addition, from December 31, 2020 to December 31, 2021, Hippo expanded from offering Hippo’s current insurance policies in 32 states to 37 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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

Our primary non-catastrophe associated reinsurance contracts generally have a fixed term and caps on liability and may be subject to contingent commission adjustments and loss participation features. Each reinsurer’s share in the interest and liabilities related to the reinsurance contract varies, and the reinsurers are severally—but not jointly—liable under the applicable reinsurance contract. Further, these reinsurance agreements may not be required to cover renewals of policies that the insurance carrier is required by law to renew or write, and we may not be able to lawfully cancel or non-renew insurance policies in a manner that assures ongoing reinsurance protection under our reinsurance contracts.

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

Our insurance company subsidiaries must maintain sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurance companies, including property-casualty insurers, that may not be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct their business.

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

Our proprietary technology, which relies on third-party data, may not operate properly or as we expect it to.

We utilize third-party data gathered from the insurance application process to determine whether or not to write a particular policy and, if so, how to price that particular policy. The continuous development, maintenance, and operation of our technology is expensive and complex, and it may involve unforeseen difficulties including material performance problems, undetected defects, or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies, or cause us to underprice policies or overpay claims. Any of these eventualities could result in a material and adverse effect on our business, results of operations, and financial condition.

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

We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select or renew our customers, price insurance and non-insurance products for our customers, or incorrectly pay or deny claims made by our customers. These errors could result in (i) selecting an uneconomic mix of customers; (ii) customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies or non-insurance products with us, or make it less likely that prospective customers obtain new insurance policies; (iii) causing us to underprice policies or overpay claims; or (iv) causing us to incorrectly deny policyholder claims and become subject to liability. Additionally, technology platform errors could result in failure to comply with applicable laws and regulations including, but not limited to, unintentional noncompliance with our rate and form filings, cancellation and non-renewal requirements, unfair trade and claims practices, and non-discrimination, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations, and financial condition.

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

In the U.S., the federal Gramm-Leach-Bliley Act and certain federal and state laws and regulations specifically aimed at insurance companies require providers of insurance products to consumers to implement certain measures, including requirements to disclose their privacy practices to consumers, allow consumers to opt-in or opt-out, depending on the state, of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. State legislatures and regulators have and continue to issue regulations or pass legislation imposing requirements on insurance activities regarding the use of external data sources based on concerns about the potential for unfair discrimination, data privacy, and lack of consumer transparency associated with the use of external consumer data. If such laws or regulations were enacted federally or in a large number of states in which we operate, it could impact the integrity of our pricing and underwriting processes, as well as our customer service and claims management practices. A determination by federal or state regulators that the data points we utilize or the process we use for collecting this data unfairly discriminates against or violates the data privacy of some groups of people could also subject us to fines and other sanctions, including, but not limited to, disciplinary action, revocation and suspension of licenses, and withdrawal of product forms. Any such event could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time. Although we have implemented policies and procedures into our business operations that we feel are appropriately calibrated to our automation-driven operations, these policies and procedures may prove inadequate, resulting in a greater likelihood of inadvertent legal or compliance failures.

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

We depend on search engines, content based online advertising, and other online sources to attract consumers to our website, which may be affected by third-party interference beyond our control. In addition, our producer and partner distribution channels are significant sources of new customers and could be impacted by third-party interference or other factors. As we grow, our customer acquisition costs may increase.

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

Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from customers and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (DASHBOARD) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on third-party digital technology platforms to provide a link to our insurance platform through an API if the third-party distribution platforms are unable to continue to link to our insurance products pursuant to insurance law and regulations.

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

If we fail to maintain adequate systems and processes to prevent, monitor, and detect fraud, including employee fraud, agent fraud, fraudulent policy acquisitions, claim vendor fraud, third-party or fraudulent claims activity, or if inadvertent errors occur with such prevention, monitoring, and detection systems due to human or computer error, our business could be materially adversely impacted. In the ordinary course of business in the insurance industry, we have experienced relatively isolated incidents of fraudulent activity that have not had a material impact on our business. However, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. We use a variety of tools to protect against fraud, but these tools may not always be successful at preventing such fraud.

We are periodically subject to examinations by our primary state insurance regulators, which could result in adverse examination findings and necessitate remedial actions.

Our primary insurance regulators are responsible for our supervision and examination of our insurance subsidiaries. Spinnaker is currently domiciled in Illinois and Spinnaker Specialty Insurance Company (Spinnaker Specialty) is an authorized/non-admitted insurer in Texas, and in the first quarter of 2022, we added Mainsail Insurance Company as an admitted insurer in Texas. RH Solutions Insurance Ltd. (“RHS”) is a Cayman-domiciled insurance captive, and is subject to regulations and supervision imposed by the Cayman Islands.

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

In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows for the California Attorney General to impose civil penalties for violations and provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. California voters also recently passed the CPRA, which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted that the CCPA (and the CPRA) could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar or more stringent laws. For example, in 2020, Nevada passed SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the CDPA, which is set to take effect on January 1, 2023 and grants new privacy rights for Virginia residents. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Such new laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

Our success is dependent in part on protecting our intellectual property rights and technology, including any source code, proprietary information, data, processes and other forms of information, know how, and technology. We rely on a combination of patents, copyrights, trademarks, service marks, and trade secret laws to establish and protect our intellectual property. We also seek to control access to our proprietary information by entering into a combination of invention assignment agreements and nondisclosure agreements with our employees, consultants, and with our third-party providers and strategic partners. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information, and we may not always be able to effectively monitor or prevent such unauthorized use of disclosure.

We also seek to protect our proprietary information and intellectual property though contractual restrictions in our commercial agreements with third-party licensees, partners, and other third parties. However, some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Certain arrangements with joint development partners may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing, or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce, or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.

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

We currently hold various domain names relating to our brand, including hippo.com and hippoinsurance.com, among others. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.

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

A large portion of our business originates from customers in California and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as a natural disaster, severe weather (such as the Texas hail storms in 2019 or the Texas winter storm in February 2021 (“Uri”)), or a disease outbreak or pandemic (such as the COVID-19 pandemic) and cause material losses in California and Texas, our business, financial condition, and results of operations could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory or legal environment affecting property and casualty insurance in California and Texas may expose us to more significant risks. In addition, as Spinnaker is domiciled in Illinois, any adverse changes in the regulatory environment affecting property and casualty insurance in Illinois may also expose us to more significant risks.

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

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. See “Business — Legal Proceedings.”

Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of trademarks, copyrights, patents, and other intellectual property rights. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows and, from time to time, third parties may assert claims of infringement of intellectual property rights against us. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, may now and in the future have significantly larger and more mature patent portfolios than us and have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, we may be subject to an unfavorable judgment which may not be reversible or is not reversed upon appeal. The terms of such settlement or judgment may require us to pay substantial damages, royalties, or other fees, or subject us to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, each of which could adversely affect our business, results of operations, and financial condition. Even if third-party allegations of infringement do not result in litigation or are resolved in our favor or without significant expenses, the time and resources necessary to resolve them could harm our business, results of operations, financial condition, and reputation.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third-party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort, and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations, and financial condition.

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

As of December 31, 2021, we had U.S. federal and state NOL carryforwards of approximately $373.8 million and $136.6 million, respectively, available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our U.S. federal NOL carryforwards, $62.4 million of losses will begin to expire in 2035 and $311.4 million of losses can be carried forward indefinitely. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

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

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of December 31, 2021, our insurance program was approved to be sold in 37 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

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

We are exposed to risk through our captive reinsurer, RHS, which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through MGA.

In January 2020, the Company began assuming insurance risk of policies underwritten by Hippo through a wholly-owned Cayman domiciled insurance captive, RHS. We retain approximately 12% of the proportional risk through Spinnaker or RHS.

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

We are exposed to risk through our admitted and non-admitted insurance carriers, which underwrite insurance on behalf of our MGA and other non-affiliated general agents and managing general agents.

In September of 2020, the Company acquired Spinnaker Insurance Company. The Company has since formed a domestic surplus lines carrier that will underwrite policies on surplus lines business. Carriers that are subsidiaries of the Company only write business on a program basis through our MGA and through other nonaffiliated general agents and managing general agents. The Company could, in the future, form or acquire additional carriers. All unaffiliated programs written through our carriers are reinsured and, as a result, the Company’s carriers retain a limited amount of risk. Specifically, we currently retain not more than 23% of the risk for any one program. However, because reinsurance includes limits and exclusions, may be subject to termination (including cutoff of certain liabilities at termination), and further may be subject to collection risk, the Company is subject to the risk that it will retain more risk than it anticipates.

Additionally, because insurance companies are highly regulated by their states of domicile and by each state in which it is authorized to do business, we are subject to regulatory action and private litigation. Further, applicable laws, regulations, and administrative practices in the one or more states in the United States in which we do business may be subject to significant change, with or without notice, due to economic, political, and other conditions.

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

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of December 31, 2021, our insurance program is approved to be sold in 37 states.

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

In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization. Public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, may continue to impact our operations if our employees are unable to work effectively, including because of illness, quarantines, government actions, facility closures or other restrictions. We continue to assess and update our business continuity plans in the context of this pandemic, including taking steps to help keep our employees healthy and safe. The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations in certain cases and cancellation of physical participation in meetings, events and conferences and to increase our use of web-based solutions for business processes like meetings and working remote solutions).

Beginning in early March 2020, the COVID-19 pandemic and the measures imposed to contain this pandemic have severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events or business interruption may continue to be directly and adversely affected by claims with respect to COVID-19 or the lock-down it engendered. Other insurers, in lines of business that are not directly impacted by COVID-19, may nevertheless be dependent on office-based brokers, in-person inspections, or teams that are poorly equipped to work from home — all of which can translate into value erosion. Finally, the broader financial crisis may continue to hurt insurers in other ways. With interest rates near all-time lows, we, along with many insurers, have seen a decline on the return on capital.

The COVID-19 pandemic is expected to continue to impact our loss ratios as homes are being used more intensively due to the remote working environment. Home infrastructure and equipment breakdown are occurring more frequently due to increased use. COVID-19 has delayed our recoverability of premiums where moratoriums have been imposed and has delayed the launch of some of our Hippo Home Care products.

Furthermore, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. An economic slowdown of potentially extended duration or a global recession could result in an increase in fraudulent claims or a decrease in home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Due to the speed with which the COVID-19 situation has developed and is continuing to develop, the global breadth of its spread, including the emergence of variants, the range of governmental and community health and safety measures in response to the pandemic, and wide variation in vaccine availability and uptake, uncertainty around the duration and ultimate impact of the pandemic persists, and the related financial impact on our business could change and cannot be accurately predicted at this time. For a further discussion of the effects of the COVID-19 pandemic on our business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Impact.”

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

The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Resulting reductions in our capital could materially adversely affect our ability to underwrite new or renew existing insurance policies. In addition, we may not be able to obtain reinsurance coverage at reasonable rates and in amounts or with coverages adequate to mitigate the risks associated with severe weather conditions and other catastrophes. While we only work with reinsurers whom we believe have acceptable credit, if our reinsurers are unable to pay for the claims for which they are responsible, we could be exposed to additional liability, which could have a material adverse effect on our business and results of operations. Catastrophic losses, such as the 2021 storms in Texas, may result in our insurance companies incurring losses greater than those experienced in prior years, the expected level of losses including modeled losses, and current reinsurance limits.

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

Our results of operations and financial condition may be adversely impacted by environmental, social and governance (“ESG”) requirements.

Our financial and operational results could be impacted by emerging risk and changes to the regulatory landscape in areas like ESG requirements. While we closely monitor and respond to topics like social, environmental, and demographic changes that include longer lifespans, income and wealth inequalities, environmental challenges and opportunities to expand global access to the financial system across all segments of the population, updated and changing regulatory and societal environment requirements could impact financial and operational results.

Changes and uncertainty in U.S. and non-U.S. legislation, policy or regulation regarding climate risk management or other ESG practices may result in higher regulatory costs, compliance costs and increased capital expenditures, and changes in regulations may impact security asset prices, resulting in realized or unrealized losses on our investments. Physical risks and transitional risks could increase the company’s cost of doing business and actual or perceived failure to adequately address ESG expectations of our various stakeholders could lead to a tarnished reputation and loss of customers and clients.

Our results of operations and financial condition may be adversely affected due to limitations in the analytical models used to assess and predict our exposure to catastrophe losses.

Along with others in the insurance industry, models developed internally and by third-party vendors are used along with our own historical data in assessing property insurance exposure to catastrophe losses. These models assume various conditions and probability scenarios; however, they do not necessarily accurately predict future losses or measure losses currently incurred. Further, the accuracy of such models may be negatively impacted by changing climate conditions, including increased weather severity patterns. Catastrophe models use historical information and scientific research about natural events, such as hurricanes and earthquakes, as well as detailed information about our in-force business. This information is used in connection with pricing and risk management activities. However, since actual catastrophic events vary considerably, there are limitations with respect to its usefulness in predicting losses in any reporting period. Other limitations are evident in significant variations in estimates between models, material increases and decreases in results due to model changes and refinements of the underlying data elements and actual conditions that are not yet well understood or may not be properly incorporated into the models.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2021, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

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

Some provisions of our Certificate or Incorporation and Bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and they may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Certificate of Incorporation and Bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

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
•our stockholders are only able to take action at a meeting of stockholders and not by written consent;
•only our chairman of the board of directors, our chief executive officer, our president, or a majority of the board of directors are authorized to call a special meeting of stockholders;

•no provision in our Certificate of Incorporation or Bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
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

Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL, (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•be required to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosure;
•be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”); and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act and the listing standards of the NYSE. These requirements place a strain on our management, systems and resources, and we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. The Exchange Act will require us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and comply with the Exchange Act and NYSE requirements, significant resources and management oversight is required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

We expect these reporting and corporate governance rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or its committees or as our executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action, and potentially civil litigation.

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

Upon the closing of the Business Combination, we entered into lock-up agreements (the “Lock-Up Agreements”) with each of (i) the Company Directors and Officers and (ii) the Major Company Equityholders (each as defined in the Agreement and Plan of Merger, dated as of March 3, 2021, entered into in connection with the Business Combination). Pursuant to the Lock-Up Agreements and the Sponsor Agreement, dated March 3, 2021, by and between RTPZ and Old Hippo, as amended and modified from time to time (the “Sponsor Agreement”), after the consummation of the Business Combination and subject to certain exceptions, the Sponsor (as defined in the Sponsor Agreement), Company Directors and Officers, and the Major Company Equityholders are contractually restricted from selling or transferring any of their shares of Hippo Holdings Inc. common stock (other than shares purchased in the public market or pursuant to the subscription agreements, dated as of March 3, 2021, between RTPZ and certain institutional and accredited investors (the “PIPE Investment”) and the shares of Hippo Holdings Inc. common stock issuable to the Company Directors and Officers upon settlement or exercise of Hippo Holdings Inc. options or other equity awards outstanding as of immediately following the closing of the Business Combination (the “Lock-up Shares”). We may permit the Sponsor, the Company Directors and Officers, and/or the Major Company Equityholders to sell shares prior to the expiration of the Lock-Up Agreements or the Sponsor Agreement at any time in our sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the Lock-Up Agreements and/or the Sponsor Agreement expire, as applicable, the Lock-up Shares will be eligible for sale in the public market. If these additional shares of Hippo Holdings Inc. common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Warrants are exercisable for Hippo Holdings Inc. common stock, which increases the number of shares eligible for future resale in the public market and could result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 9,000,000 shares of Hippo Holdings Inc. common stock are exercisable in accordance with the terms of the Warrant Agreement, dated as of November 18, 2020, by and between RTPZ and the warrant agent named therein, as amended (the “Warrant Agreement”). Under the terms of the Warrant Agreement, these warrants became exercisable 12 months from the closing of RTPZ’s initial public offering, or on November 23, 2021. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Hippo Holdings Inc. common stock will be issued, which will result in dilution to the holders of Hippo Holdings Inc. common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Hippo Holdings Inc. common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants not held by the Sponsor or its permitted transferees for cash at any time prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Hippo Holdings Inc. common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force the warrant holder to: (i) exercise warrants and pay the exercise price at a time when it may be disadvantageous to do so; (ii) sell warrants at the then-current market price when the holder might otherwise wish to hold the warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants. The Sponsor has agreed, in addition to the existing exercise provisions in the Warrant Agreement, to exercise certain warrants if (a) Hippo Holdings Inc. elects to redeem the warrants not held by the Sponsor or its permitted transferees, (b) the Reference Value exceeds $25.00 per share, and (c) there is an effective registration statement covering the issuance of shares of Hippo Holdings Inc. common stock issuable upon exercise of the warrants held by the Sponsor or its permitted transferees, and a current prospectus relating thereto, available at the time of such exercise.

In addition, we have the ability to redeem the outstanding warrants (including the warrants held by the Sponsor or its permitted transferees if the Reference Value is less than $18.00 per share) for shares of Hippo Holdings Inc. common stock at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Hippo Holdings Inc. common stock determined based on the redemption date and the fair market value of our Hippo Holdings Inc. common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Hippo Holdings Inc. common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease facilities under operating leases with various expiration dates through 2030. Our corporate headquarters are located in Palo Alto, California. We also lease office space in Austin, Texas; Dallas, Texas; Bedminster, New Jersey; Israel; and Poland. We do not own any real property as of December 31, 2021. We believe that our facilities are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
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
On November 19, 2021, Hippo and its Chief Executive Officer (“CEO”) were named in a civil action brought by Eyal Navon in San Francisco Superior Court. Mr. Navon seeks a declaratory judgment and asserts a cause of action for fraud against Hippo, and asserts breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud causes of action against Hippo’s CEO. The dispute primarily concerns a loan and call option that Mr. Navon entered into with a third party defendant, Innovius Capital Canopus I, L.P. (“Innovius”), pursuant to which certain of Mr. Navon’s shares were transferred to Innovius, and whether Hippo’s CEO made certain promises to Mr. Navon.
On January 20, 2022, Hippo filed a demurrer, moving to dismiss the claims alleged in the complaint against Hippo. The Court tentatively sustained Hippo’s demurrer on March 8, 2022, dismissing all claims against Hippo without prejudice, and Mr. Navon did not contest the ruling. Subject to court approval, the parties have stipulated that any amended complaint must be filed by April 1, 2022. Hippo’s CEO has yet to be properly served in the matter, and filed a motion to quash the attempted service of the complaint on February 16, 2022. A hearing on that motion is currently scheduled for March 18, 2022. The lawsuit is in the early stages and, at this time, we are unable to predict the outcome and we cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

The Company’s common stock and warrants to purchase common stock trade on the New York Stock Exchange under the symbols “HIPO” and “HIPO WS,” respectively. Prior to August 2, 2021 and before the completion of the Business Combination, the Class A ordinary shares of RTPZ traded on the New York Stock Exchange under the ticker symbol “RTPZ”.

Holders

As of March 2, 2022, there were approximately 116 holders of record of the Company’s common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Hippo Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company’s Registration Statement on Form S-1 (File No. 333-259040) filed with the SEC on August 24, 2021.
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
Our Business Model
There are four key components to our economic model. First, as a managing general agent (“MGA”), we manage the customer-facing experience of insurance, including sales and marketing, underwriting, policy issuance and administration, and claims administration. In exchange for these services, we earn recurring commission and fees associated with the policies we sell. While we have underwriting authority and responsibility for administering policies and claims, we do not take the bulk of the risk associated with these policies on our own balance sheet. Rather, we work with a diversified panel of highly-rated insurance companies who pay us commission in exchange for the opportunity to take the insurance risk on their own balance sheets.
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
The third way we generate revenue is through our carriers insurance platforms offering insurance-as-a-service to other MGAs who are willing to share economics with a carrier that can provide the capital and regulatory licenses needed for their business, commonly referred to as “fronting fees.” The economic benefits to us of providing this service extend beyond profit margins on these premiums and include capital efficiency benefits as the diversity of insurance offered allows us to secure more cost-effective reinsurance coverage. Given our diverse portfolio of homeowners insurance, the regulatory capital we are required to set aside for premium generated by these third parties is lower than these parties would need to set aside if they were to provide their own capital.
Finally, we earn revenue in the form of earned premium when we retain risk on our own balance sheet rather than ceding it to third-party reinsurers.
In the future, we anticipate generating additional revenue through our offering of value-added services such as home monitoring and maintenance.
Our Asset-Light Capital Model and Reinsurance
We have historically pursued an asset-light capital strategy to support the growth of our business. Even though we acquired a licensed carrier in 2020, we generally retain only as much risk on our balance sheet as is necessary to secure attractive terms from the reinsurers who bear the risk of the policies we sell. Those reinsurers usually insist that insurance companies like ours retain some risk to ensure alignment of interests. For policies written in 2021, we retained approximately 12% of the premium associated with Hippo homeowners policies on our own balance sheet and expect to see this increase modestly over time.
This strategy also helps support our growth: third-party reinsurance helps decrease the statutory capital required to support new business growth. As a result, we expect to be able to grow at an accelerated pace with lower capital investments upfront than we would otherwise require. We have a successful track record of securing strong reinsurance treaties, providing a solid foundation for a long-term, sustainable model.
Reinsurance
We utilize reinsurance primarily to support the growth of our new and renewal insurance business, to reduce the volatility of our earnings, and to optimize our capital management.
As a MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker Insurance Company and Spinnaker Specialty Insurance Company) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a large majority of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” reinsurance treaty.

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
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaty commencing in 2021, we secured proportional reinsurance from a diverse panel of nine third-party reinsurers with AM Best ratings of “A-” or better. We retain approximately 12% of the premium through our insurance company subsidiaries or our captive reinsurance company, RH Solutions Insurance Ltd. (“RHS”). Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which aligns our interests with those of our reinsurers. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo
In 2021, we also purchased two forms of non-proportional reinsurance: excess of loss (“XOL”) and per-risk. Through our ownership of our insurance company subsidiaries, we are exposed to the risk of larger losses and natural catastrophe events that could occur on the risks we are assuming from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
Our XOL program provides protection to us from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses exceeding the protection purchased is no more than 0.4%, or equivalent to a 1:250 year return period. This reinsurance also caps losses at a level which protects us from all but the most severe catastrophic events.
Our per-risk program protects us from large, individual claims that are less likely to be associated with catastrophes, such as house fires. We have purchased this coverage for the benefit of our retained shares for losses on single policies in excess of $500,000.
Reinsurance — Other Spinnaker MGA Programs
As the fronting carrier for other MGAs, Spinnaker has reinsurance in place for several other MGA programs. Those programs are supported by a diversified panel of high-quality reinsurers similar to those on Hippo’s panel. The treaties are a mix of quota share and XOL in which approximately 80% to 100% of the risk is ceded. Spinnaker’s catastrophic risk retention is managed to a 1:250 year loss event across all programs.
With all our reinsurance programs, we are not relieved of our primary obligations to policyholders in the event of a default or the insolvency of our reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, we evaluate the financial condition of our reinsurers and, in certain circumstances, hold substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements.
Fiscal Year 2022 Reinsurance Programs
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaty commencing in 2022, we secured proportional, quota share reinsurance from a diverse panel of eleven third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or are appropriately collateralized. We expect to retain approximately 10% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which aligns our interests with those of our reinsurers. Similar to the prior year, in the fiscal year 2022 reinsurance programs we saw increased use of loss participation features in the reinsurance agreements, which may increase the amount of risk retained by our insurance company subsidiaries in excess of our pro rata participation. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo
We also purchase non-proportional XOL reinsurance. Through our ownership of our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks we are assuming from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
Our XOL program provides protection to us from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1:250 year return period. This reinsurance protects us from all but the most severe catastrophic events.
Business Combination and Public Company Costs
On August 2, 2021, we completed the Business Combination and the PIPE Investment. For more information, see Notes 1 and 2 in the Notes to Consolidated Financial Statements set forth in Part 2, Item 8 of this Annual Report on Form 10-K.
The Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, Hippo Enterprises Inc. has been deemed the accounting “acquirer” or predecessor and Hippo Holdings Inc. is the successor SEC registrant, which means that Hippo Enterprises Inc.’s financial statements for periods prior to the Business Combination will be disclosed in Hippo Holdings Inc.’s periodic reports filed with the SEC.
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
COVID-19 Impact
The COVID-19 pandemic and the measures imposed to contain it severely impacted businesses worldwide, including many in the insurance sector. Insurers of travel, events, or business interruption have been directly and adversely affected by claims from COVID-19 or the lock-down it engendered. Other insurance businesses, including property and casualty lines, have also been indirectly impacted in varying ways, including the dependency on in-person inspections during a time when such in-person interactions have been discouraged. In addition, insurance businesses dependent on office-based brokers and teams that are poorly equipped to work from home have been negatively impacted. The broader economic volatility may hurt insurers in other ways. For instance, with interest rates near all-time lows, many insurers have and may continue to see their return on capital drop, while those selling premium or discretionary products may see an increase in churn and a decrease in demand.
The magnitude and duration of the global pandemic and the impact of actions taken by governmental authorities, businesses and consumers, including the availability and acceptance of vaccines, to mitigate health risks continue to create significant uncertainty, particularly as new strains of the virus emerge.

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
•Our customers’ experience has also been largely unaffected by COVID-19 related disruptions.
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
We are closely monitoring the impact of the COVID-19 pandemic and related economic effects on all aspects of our business, including how it will impact our production, loss ratios, recoverability of premium, operations, and the fair value of our investment portfolio.
Production, Loss Ratios, and Recoverability of Premium
COVID-19 has reduced our ability to perform interior home inspections on risks we underwrite and may impact loss ratios as time at home has increased and has impacted collection of premium where moratoriums have been imposed restricting cancellation of policies for non-payment. During 2020 and 2021, we also witnessed increased cost of labor and costs associated with materials like timber. These higher costs have a direct impact to the cost of handling claims and result in more than normal loss expenses.
Operations
The COVID-19 pandemic has also had and continues to have a significant impact on our business operations, including with respect to employee availability and productivity, temporary increases in regulatory restrictions on operating activities (e.g., moratoria, rate actions or claim practices) that may impact our profitability, the availability and performance of third-party vendors, including technology development, home inspections and repairs, and marketing programs. We may also be impacted by cybersecurity risks related to our new dependency on a remote workforce.
Our Investment Portfolio
We seek to hold a high-quality, diversified portfolio of investments. During economic downturns, certain investments may default or become impaired due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Given the conservative nature of our investment portfolio, we do not expect a material adverse impact on the value of our investment portfolio or a long-term negative impact on our financial condition, results of operations or cash flows as it relates to COVID-19.
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

•Finally, we plan to deepen our relationships with our customers by offering value-added services, both directly and through partners, that are not specifically insurance products, such as home maintenance, home monitoring, and home appliance warranties.

Our ability to attract new customers depends on the pricing of our products, the offerings of our competitors, our ability to expand into new markets, and the effectiveness of our marketing efforts. Our ability to attract customers also depends on maintaining and strengthening our brand by providing superior customer experiences through our proactive, tech-enabled strategy.

We face competition from traditional insurers who have more diverse product offerings and longer established operating histories, as well as from new, technology-driven entrants who may pursue more horizontal growth strategies. These competitors may mimic certain aspects of our digital platform and offerings and have more types of insurance products and can offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.

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

Our Ability to Expand Nationally Across the United States

We believe that national expansion will be a key driver of the long-term success of our business. As of December 31, 2021, we were authorized to sell Hippo Homeowners policies in 37 states. We expect to apply our highly scalable model nationally, with a tailored approach to each state that is driven by the regulatory environment and local market dynamics. We hope to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state.

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

Our Ability to Manage Risk

We leverage data, technology, and geographic diversity to help manage risk. For instance, we obtain dynamic data from various sources and use advanced statistical methods to model that data into our pricing algorithm. Incorporating these external data sources and utilizing the experience gained with our own customer base should lead to better underwriting, reduced loss frequency, and—adjusting for weather related events—lower loss ratios over time. While our current reinsurance framework helps us manage the volatility of earnings, reducing our overall gross loss ratio is critical to our success. Our ability to incorporate new data sources as they become available and to use them to improve our ability to accurately and competitively price risk is central to our growth strategy.

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

This structural evolution of our business model has several implications:

Substantive: We are retaining more risk on our balance sheet and accordingly both our net earned premium and our net loss and loss adjustment expenses are expected to be higher.

Financial presentation: The direct acquisition costs associated with the premium written on our carrier will shift from sales and marketing to insurance related expense and will be offset by the corresponding ceding commission and amortized over the lifetime of the policy. Only the excess ceding commission over our direct acquisition costs will be recognized as revenue. All else being equal, for the exact same amount of premium we expect:
•our excess ceding commission recorded as revenue will be lower
•our sales and marketing expense will be lower
•our bottom-line results will be unchanged

When comparing our year-over-year financial results and analyzing trends, we need to take into consideration these structural changes and their implications.

Acquisition of Spinnaker Insurance Company

In August 2020, we completed the acquisition of Spinnaker, giving us direct control over the insurance and reinsurance placement aspect of our business. We believe the Spinnaker acquisition will enable us to maintain a capital-light model while retaining risk in a way that aligns our interests with those of the reinsurance market. We also believe it will benefit our economics; while we expect to continue writing business on third-party carriers, we will no longer need to pay a fee to third parties for carrier services on the portion of business we write on Spinnaker. Our financial results in 2021 reflect a full year of Spinnaker’s operations compared to a partial year in 2020. For more information, see the section titled “Results of Operations” below.

Prior to the Spinnaker acquisition, Hippo received MGA commission income for the policies placed by Hippo on Spinnaker paper, and we recognized this commission income at the policy effective dates, net of risk retained by Hippo. The expense incurred for third-party sales commissions (i.e., acquisition costs) was presented on a gross basis in the statement of operations for the period January 1, 2020 to August 31, 2020, and was included in a sales and marketing line item and was not offset against the commission revenue.

After the acquisition, we have consolidated the results of Spinnaker, which impact our results of operations as follows:
•Premium for the risk retained by us is recognized on a pro-rata basis over the policy period.
•Ceding commission on premium ceded to third-party reinsurers is deferred as a liability and recognized on a pro-rata basis over the term of the policy, net of acquisition costs. To the extent ceding commission received exceeds direct acquisition costs, the excess is presented as revenue in the commission income, net line on our statements of operations and comprehensive loss. The consolidated company (Hippo and Spinnaker) began to earn ceding commission on premium ceded to third-party reinsurers in September 2020 and the ceding commission is recognized net of acquisition costs, on a pro-rata basis over the term of the policy.

Acquisition costs incurred to acquire the Spinnaker policies are deferred and amortized over the term of the policies. Those costs include sales commissions, premium taxes, and board and bureau fees. The amortization of deferred acquisition costs is included in insurance-related expenses on the consolidated statements of operations and comprehensive loss.

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
Components of Results of Operations
Revenue
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
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. While we have underwriting authority and responsibility for administering claims (see Claim Processing Fee below), we do not take the risk associated with policies on our own balance sheet. Rather, we work with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of ceding commission, and remit the balance premium to the respective insurers. Subsequent ceding commission adjustments arising from policy changes such as endorsements are recognized when the adjustments can be reasonably estimated.
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
c.Ceding Commission: We receive commission based on the premium we cede to third-party reinsurers for the reimbursement for our acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on our statements of operations and comprehensive loss. For the policies that we write on our own carrier as MGA, we recognize this commission as ceding commission on the statement of operations and comprehensive loss. We earn commission on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. We record the portion of ceding commission income, which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.
d.Carrier Fronting Fees: Through our insurance-as-a-service business, we earn recurring fees from the MGA programs we support. We earn fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies. This revenue is included in the commission income, net line on our statements of operations and comprehensive loss.
e.Claim Processing Fees: As an MGA, we receive a fee that is calculated as a percent of the premium from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy and recognized ratably over the same period. This revenue is included in the commission income, net line on our statements of operations and comprehensive loss.
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

Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short-term investments and other investments, and the gains or losses from the sale of investments. Our cash and invested assets primarily consist of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims.
Net investment income also includes an insignificant amount of net realized gains (losses) on investments, which are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any allowances for credit losses recognized in earnings, if any.
Expenses
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. The expenses are a function of the size and term of the insurance policies, the loss experience and loss participation features associated with the underlying risks. LAE are based on actuarial assumptions and management judgements, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE also include employee compensation (including stock-based compensation and benefits) of our claims processing teams, as well as allocated occupancy costs and related overhead based on headcount.
Insurance-Related Expenses
Insurance-related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance-related expenses also include employee compensation (including stock-based compensation and benefits) of our underwriting teams, as well as allocated occupancy costs and related overhead based on headcount. Insurance-related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance-related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
Technology and Development
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development also include allocated facility costs and related overhead based on headcount.
We expense development costs as incurred, except for costs related to internal use software development projects, which are capitalized and subsequently depreciated over the expected useful life of the developed software. We expect our technology and development costs to increase for the foreseeable future as we continue to invest in research and develop activities to achieve our technology development roadmap.
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
General and Administrative
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our finance, human resources, legal, and general management functions, as well as facilities, insurance, and professional services. We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and other regulatory bodies, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Interest and Other (Income) Expense
Interest and other (income) expense after the Business Combination in August 2021 primarily consists of fair value adjustments on outstanding warrants. Prior to the Business Combination interest and other (income) expense primarily consisted of interest expense incurred for convertible promissory notes, fair value adjustments on preferred stock warrant liabilities, and fair value adjustments on the embedded derivative on our convertible promissory notes.
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
The non-GAAP financial measures below have not been calculated in accordance with GAAP and should be considered in addition to results prepared in accordance with GAAP and should not be considered as a substitute for, or superior to, GAAP results. In addition, Adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
Our management uses non-GAAP financial measures, in conjunction with GAAP financial measures, as an integral part of managing our business and to, among other things: (i) monitor and evaluate the performance of our business operations and financial performance; (ii) facilitate internal comparisons of the historical operating performance of our business operations; (iii) review and assess the operating performance of our management team;

(iv) analyze and evaluate financial and strategic planning decisions regarding future operating investments; and (v) plan for and prepare future annual operating budgets and determine appropriate levels of operating investments.
The results of Spinnaker since the date of acquisition (August 31, 2020) have been consolidated with ours and are reflected in the following table.

	Year Ended December 31,
	2021	2020
	($ in millions)
Total Generated Premium	$606.1	$333.6
Total Revenue	91.2	51.6
Net Loss attributable to Hippo	(371.4)	(141.5)
Adjusted EBITDA	(172.4)	(90.4)
Gross Loss Ratio	138%	109%
Net Loss Ratio	217%	148%
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
Our Total Generated Premium for the year ended December 31, 2021 grew 82% year-over-year to $606.1 million from $333.6 million for the year ended December 31, 2020. The growth was driven primarily by growth across channels in existing states, expansion into five new states compared to the year ended December 31, 2020, expansion of our independent agent network, launch of new strategic partnerships, maintaining premium retention levels, and growth of non-Hippo written premium supported by our insurance company Spinnaker.
Our Total Generated Premium for the year ended December 31, 2020 does not include $71.8 million of written premium from non-Hippo programs written by Spinnaker prior to the acquisition which closed on August 31, 2020.
The following table presents Total Generated Premium for the years ended December 31, (in millions):

	2021	2020	Change
Gross Written Premium	$477.3	$116.1	$361.2
Gross Placed Premium	128.8	217.5	(88.7)
Total Generated Premium	$606.1	$333.6	$272.5
The decrease in Gross Placed Premium is a direct result of the Spinnaker acquisition. After the acquisition, premium that would have been placed as a MGA and included in Gross Placed Premium is now recognized as Gross Written Premium as we take on the risk.

Total Revenue
For the year ended December 31, 2021, total revenue was $91.2 million, an increase of $39.6 million compared to $51.6 million for the year ended December 31, 2020. This increase was driven by increases in net earned premium, commission income, and service and fee income of $21.8 million, $10.4 million, and $8.2 million, respectively. These amounts were partially offset by a decrease in net investment income of $0.8 million.
Net Loss Attributable to Hippo
For the year ended December 31, 2021, net loss attributable to Hippo was $371.4 million, an increase of $229.9 million compared to $141.5 million for the year ended December 31, 2020. This was primarily driven by an increase in interest and other expense of $172.9 million, due to an increase in fair value losses recorded on preferred stock warrants and the derivative liability on our convertible promissory notes, and interest expense. In addition, there was an increase in losses and loss adjustment expense of $59.1 million due the growth in our business in which we retain risk, abnormally high weather-related losses, including the Texas winter storm in February 2021 (“Uri”), and a higher concentration in areas impacted by the weather-related losses. There was also an increase in sales and marketing expense of $25.6 million. These amounts were partially offset by a gain of $47.0 million recognized upon the extinguishment of our convertible promissory notes and related derivative liability and an increase in revenues of $39.6 million.
Adjusted EBITDA
We define Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), a non-GAAP financial measure, as net loss attributable to Hippo excluding net investment income, depreciation and amortization, interest expense, stock-based compensation, other non-cash fair market value adjustments for outstanding preferred stock warrants and derivative liabilities on the convertible promissory notes, and contingent consideration for one of our acquisitions and other transactions that we consider to be unique in nature, gain on extinguishment of debt, and income taxes.
For the year ended December 31, 2021, adjusted EBITDA loss was $172.4 million, an increase of $82.0 million compared to $90.4 million for the year ended December 31, 2020, due primarily to an increase in our loss and loss adjustment expense due to the growth in our business in which we retain risk, abnormally high weather-related losses, including Uri, and a higher concentration in areas impacted by the weather-related losses. The increase was also due to an increase in employee-related costs, excluding stock-based compensation, driven by an increase in headcount to support our growth.
The following table provides a reconciliation from net loss attributable to Hippo to Adjusted EBITDA for the periods presented (in millions):

	Year Ended December 31,
	2021	2020

Net loss attributable to Hippo	$(371.4)	$(141.5)
Adjustments:
Net investment income	(0.3)	(1.1)
Depreciation and amortization	11.0	6.7
Interest expense	26.1	3.5
Stock-based compensation	24.3	17.2
Fair value adjustments	172.6	22.4
Gain on extinguishment of debt	(47.0)	—
Contingent consideration charge	3.5	3.4
Other one-off transactions	8.1	0.8
Income taxes (benefit) expense	0.7	(1.8)
Adjusted EBITDA	$(172.4)	$(90.4)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Year Ended December 31,
	2021	2020
Gross Losses and LAE	$515.4	$106.9
Gross Earned Premium	374.5	98.0
Gross Loss Ratio	138%	109%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Year Ended December 31,
	2021	2020
PCS component of gross loss ratio	71%	48%
Large loss component of the gross loss ratio (1)	13%	11%
Non-PCS, non-large loss component of gross loss ratio	54%	50%
Gross loss ratio	138%	109%
(1) Defined as the excess portion of non-weather losses in excess of $0.1 million loss per claim

For the year ended December 31, 2021, our Gross Loss Ratio was 138% compared with 109% for the year ended December 31, 2020. The increase was primarily due to the impact of abnormal PCS catastrophic events, including Texas winter storm Uri in February 2021 and an elevated volume of other catastrophic events compared to prior year, with our larger events involving wind, wildfires, and hailstorms. We also experienced unfavorable prior year development of $6.2 million, primarily from Hurricane Sally, related to non-Hippo program business supported by our carrier, Spinnaker. Texas winter storm Uri was 26 percentage points of our Gross Loss Ratio for the year ended December 31, 2021.

During the fourth quarter of 2021, the company released $15.0 million of reserves as a result of favorable development from prior quarters, partially offset by unfavorable prior year development as mentioned above. As a result, the fourth quarter gross loss ratio improved by 13 percentage points, 4 percentage points of which related to PCS events and 9 percentage points of which related to non-PCS events. The full year 2021 Gross Loss Ratio was adversely impacted by less than 2 percentage points, primarily from the Hurricane Sally development mentioned above, which was completely ceded to reinsurers.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Year Ended December 31,
	2021	2020
Net Losses and LAE	$84.4	$25.3
Net Earned Premium	38.9	17.1
Net Loss Ratio	217%	148%

For the year ended December 31, 2021, our Net Loss Ratio was 217% compared with 148% for the year ended December 31, 2020. The increase was due primarily to an increase in our loss and loss adjustment expense as a result of growth in our business where we retain risk, the impact of abnormally high PCS catastrophic events, and loss participation features in several of our proportional reinsurance treaties.

The fourth quarter reserve releases produced a 34 percentage point favorable impact on our fourth quarter net loss ratio, 18 percentage points of which related to PCS events and 16 percentage points of which related to non-PCS events. There was no impact on the full year 2021 net loss ratio from prior period reserve changes because, as mentioned above, the exposure was completely ceded to reinsurers.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods indicated (dollars in millions):

	Year Ended December 31,
	2021	2020	Change	% Change
Revenue:
Net earned premium	$38.9	$17.1	$21.8	127%
Commission income, net	37.5	27.1	10.4	38%
Service and fee income	14.5	6.3	8.2	130%
Net investment income	0.3	1.1	(0.8)	(73)%
Total revenue	91.2	51.6	39.6	77%
Expenses:
Losses and loss adjustment expenses	84.4	25.3	59.1	234%
Insurance related expenses	41.7	19.3	22.4	116%
Technology and development	36.2	18.0	18.2	101%
Sales and marketing	95.0	69.4	25.6	37%
General and administrative	49.2	36.8	12.4	34%
Interest and other (income) expense	198.9	26.0	172.9	665%
Gain on extinguishment of debt	(47.0)	—	(47.0)	N/A
Total expenses	458.4	194.8	263.6	135%
Loss before income taxes	(367.2)	(143.2)	(224.0)	156%
Income taxes (benefit) expense	0.7	(1.8)	2.5	(139)%
Net loss	(367.9)	(141.4)	(226.5)	160%

Net income attributable to noncontrolling interests, net of tax	3.5	0.1	3.4	3400%
Net loss attributable to Hippo	$(371.4)	$(141.5)	$(229.9)	162%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(0.8)	—	(0.8)	N/A
Comprehensive loss attributable to Hippo	$(372.2)	$(141.5)	$(230.7)	163%

Comparison of the Year Ended December 31, 2021 and 2020
Net Earned Premium
For the year ended December 31, 2021, net earned premium was $38.9 million, an increase of $21.8 million compared to $17.1 million for the year ended December 31, 2020. The increases are due to year-over-year growth of our total book of business and our acquisition of Spinnaker, which closed on August 31, 2020.

The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the years ended December 31, 2021 and 2020 (in millions).

	Year Ended December 31,
	2021	2020	Change
Gross written premium	$477.3	$116.1	$361.2
Ceded written premium	(434.8)	(78.4)	(356.4)
Net written premium	42.5	37.7	4.8
Change in unearned premium	(3.6)	(20.6)	17.0
Net earned premium	$38.9	$17.1	$21.8
Commission Income, Net
For the year ended December 31, 2021, commission income was $37.5 million, an increase of $10.4 million, or 38%, compared to $27.1 million for the year ended December 31, 2020. The increase was due primarily to an increase in ceding commission and agency commissions of $20.1 million and $3.9 million, respectively. This amount was partially offset by a decrease in our MGA commission of $13.5 million as a direct result of the structural change in our business due to the acquisition of Spinnaker.
Service and Fee Income
For the year ended December 31, 2021, service and fee income was $14.5 million, an increase of $8.2 million, or 130%, compared to $6.3 million for the year ended December 31, 2020. The increase was due primarily to increased policy fees and other revenue due to an increase in the volume of policies placed by our MGA services.
Net Investment Income
For the year ended December 31, 2021, net investment income was $0.3 million, a decrease of $0.8 million, compared to $1.1 million for the year ended December 31, 2020. The decrease was due primarily to a decrease in interest rates compared to the same period in the prior year. We mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S. government and agencies.
Losses and Loss Adjustment Expenses
For the year ended December 31, 2021, loss and loss adjustment expenses were $84.4 million, an increase of $59.1 million, compared to $25.3 million for the year ended December 31, 2020. The increase was due primarily to an increase in our loss and loss adjustment expense as a result of the growth in our business in which we retain risk as well as loss participation clauses in several of our proportional reinsurance treaties, and a higher concentration in areas impacted by PCS catastrophic-related losses. Despite the Texas winter storm in February 2021 being a large gross event for the Company, our reinsurance protection limited our exposure on a net basis.
Insurance-Related Expenses
For the year ended December 31, 2021, insurance-related expenses were $41.7 million, an increase of $22.4 million or 116%, compared to $19.3 million for the year ended December 31, 2020. The increase was due primarily to a $10.2 million increase in amortization of deferred direct acquisition costs, $4.1 million increase in underwriting costs, $4.2 million increase in employee-related costs, and $2.3 million increase in amortization expense attributable to capitalized internal use software. These amounts were partially offset by a decrease of $3.1 million in profit sharing expenses.
The primary components of insurance related expenses are listed below (in millions):

	Year Ended December 31,
	2021	2020
Amortization of deferred direct acquisition costs, net	$13.9	$3.7
Underwriting costs	8.1	4.0
Employee-related costs(1)	7.2	3.0
Amortization of capitalized internal use software	4.9	2.6
Other(2)	7.6	6.0
Total	$41.7	$19.3

(1) included in Employee-related costs are $4.2 million and $0.8 million related to our underwriting department, respectively.
(2) included in Other are $5.3 million and $1.4 million related to overhead allocations, consultants, product filings, agent appointment fees, and other operating expenses, respectively.

Direct acquisition costs were $36.9 million for the year ended December 31, 2021, of which $23.0 million were offset by ceding commission income.

Direct acquisition costs were $4.6 million for the year ended December 31, 2020, of which $0.9 million was offset by ceding commission income.
Technology and Development Expenses
For the year ended December 31, 2021, technology and development expenses were $36.2 million, an increase of $18.2 million, or 101%, compared to $18.0 million for the year ended December 31, 2020. The increase was due primarily to an increase in employee-related costs of $18.9 million, including an increase in stock-based compensation of $6.6 million, driven by an increase in headcount to support our long-term product roadmap and business growth. The increase was also driven by a $1.5 million increase in consulting and professional services in support of our growth initiatives. These amounts were partially offset by an increase in capitalized costs for the development of internal use software of $6.4 million.
Sales and Marketing Expenses
For the year ended December 31, 2021, sales and marketing expenses were $95.0 million, an increase of $25.6 million, or 37%, compared to $69.4 million for the year ended December 31, 2020. The increase was due primarily to an increase in employee-related expenses of $12.5 million, including an increase in stock-based compensation of $2.9 million, driven by an increase in headcount to support our growth, an increase of $16.7 million in advertising costs, an increase of $7.0 million in service fees related to the issuance of a convertible promissory note, and an increase of $1.8 million in licensing fees. These amounts were partially offset by a decrease in direct acquisition costs of $22.2 million, which have now been deferred and the related amortization included in insurance related expenses after the acquisition of Spinnaker in the third quarter of 2020.
General and Administrative Expenses
For the year ended December 31, 2021, general and administrative expenses were $49.2 million, an increase of $12.4 million, or 34%, compared to $36.8 million for the year ended December 31, 2020. The increase was due primarily to an increase in employee-related expenses of $4.6 million, net of a decrease in stock-based compensation of $1.6 million, driven by an increase in headcount to support our growth. The increase was also driven by an increase in corporate and directors and officers insurance expense of $3.5 million and an increase in professional services and consulting expenses of $3.3 million, related to the increased cost of public company requirements.

Gain on extinguishment of debt
For the year ended December 31, 2021, we recorded a gain on the extinguishment of the convertible promissory notes and related derivative liability of $47.0 million compared to none in the prior year.
Interest and Other (Income) Expense
For the year ended December 31, 2021, interest and other (income) expense was $198.9 million, an increase of $172.9 million compared to $26.0 million for the year ended December 31, 2020. The increase was due primarily to an increase in fair value losses recorded on preferred stock warrants of $105.4 million due to the increase in the fair market value of our preferred stock and an increase in fair value losses recorded on the derivative liability on our convertible promissory notes of $54.8 million through the settlement in connection with the Business Combination. In addition, interest expense on the convertible promissory notes increased by $22.5 million. These amounts were partially offset by fair value gains on warrants of $10.3 million.
Income Taxes
For the year ended December 31, 2021, income tax expense was $0.7 million, an increase of $2.5 million, compared to a benefit of $1.8 million for the year ended December 31, 2020. The increase was primarily due to the $2.0 million deferred tax benefit that we recognized in 2020 in connection with the acquisition of Spinnaker, which was partially offset by state income taxes of $0.2 million.
Liquidity and Capital Resources
Sources of Liquidity
In July 2020, we issued shares of our Series E Convertible Preferred Stock for aggregate proceeds of $150 million.
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
We are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of December 31, 2021, is $22.9 million, and there were no outstanding amounts under this agreement.
Our existing sources of liquidity include cash and cash equivalents and marketable securities as of December 31, 2021, we had $818.7 million of cash and restricted cash and $64.0 million of available-for-sale fixed income securities and short-term investments.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, and from net proceeds from the PIPE Investment, the Business Combination, and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital, and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuance of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be available on favorable terms, or at all.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$(124.5)	$(65.4)	$(59.1)
Investing activities	$(30.0)	$(2.3)	$(27.7)
Financing activities	$480.8	$518.1	$(37.3)
Operating Activities
Cash used in operating activities was $124.5 million for the year ended December 31, 2021, an increase of $59.1 million, from $65.4 million for the year ended December 31, 2020. This increase was due primarily to an increase in our loss and loss adjustment expense due to the growth in our business in which we retain risk, abnormally high weather-related losses, including Uri, and a higher concentration in areas impacted by the weather-related losses. The increase was also due to an increase in employee-related costs of $35.7 million, excluding stock-based compensation, driven by an increase in headcount to support our growth. These amounts were partially offset by other changes in working capital.
Investing Activities
Cash used in investing activities was $30.0 million for the year ended December 31, 2021, due primarily to purchases of investments.
Cash used in investing activities was $2.3 million for the year ended December 31, 2020, due primarily to maturities and sales of investments partially offset by cash paid for acquisition, net of cash acquired.
Financing Activities
Cash provided by financing activities was $480.8 million for the year ended December 31, 2021, primarily consisting of net proceeds from the Business Combination of $450.3 million and proceeds from the exercise of preferred stock warrants of $29.0 million.
Cash provided by financing activities was $518.1 million for the year ended December 31, 2020, due primarily to the proceeds from the issuance of preferred stock, net of issuance costs.
Commitments and Contractual Obligations
We are party to various contractual obligations that we will be required to satisfy over the short and long term. The majority are discussed in the Notes to Consolidated Financial Statements and primarily include purchase commitments, lease payments, and unpaid loss and loss adjustment expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.

Critical Accounting Policies and Estimates
We prepared our consolidated financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Our consolidated financial statements include amounts that, either by their nature or due to requirements of GAAP, are determined using best estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Audit Committee of our Board of Directors. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.

For further information, see Note 1 — Description of Business and Summary of Significant Accounting Policies in the Notes to the audited consolidated financial statements.

Revenue
For a description of policies with respect to revenue recognition, see “Components of Results of Operations — Revenue” in this section along with Note 1 in the audited consolidated financial statements included elsewhere in our consolidated financial statements.
Loss and Loss Adjustment Expense Reserve
Loss and Loss Adjustment Expense Reserves
Recorded loss and loss adjustment expense reserves represents management’s best estimate of the amounts yet to be paid for all loss and loss adjustment expenses that will be paid on claims that occurred during the period and prior, whether those claims are currently known or unknown. We hold a provision for loss and loss adjustment expense reserve as of a given date based on actuarial analysis.

Loss and loss adjustment expense reserves at December 31, 2021 are the amount of ultimate loss and loss adjustment expense less the paid amounts as of December 31, 2021.

Ultimate loss and loss adjustment expense is the sum of the following items:
1.Loss and loss adjustment expense paid through a given evaluation date

2.Case reserves for loss and loss adjustment expense for losses that have been reported but not yet paid as of a given evaluation date

3.IBNR for loss and loss adjustment expense include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims

Case reserves are established within the claims adjustment process based on all known circumstances of a claim at the time. In addition, IBNR reserves are established by the Company based on reported loss and loss adjustment expenses and estimates of ultimate loss and loss adjustment expenses based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and qualitative factors as appropriate.

Inherent in the estimates of ultimate loss and loss adjustment expenses are expected trends in claims severity and frequency among other factors that could vary significantly as claims are settled. The Company’s loss and loss adjustment expense reserves are continually reviewed, and adjustments, if any, are reflected in current operations in the consolidated statements of operations and comprehensive loss in the period in which they become known. The establishment of new loss and loss adjustment expense reserves or the adjustment of previously recorded loss and loss adjustment expense reserves could result in significant positive or negative changes to our financial condition for any particular period. While the Company believes that it has made a reasonable estimate of loss and loss adjustment expense reserves, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance expenses, and it is possible that actual loss and loss adjustment expenses will be higher or lower than the loss and loss adjustment reserve amount recorded by the Company.

Information Used in the Determination of the Loss and Loss Adjustment Expense Reserve

In order to estimate the provision for the recorded loss and loss adjustment expense reserves, we use information developed from both internal and independent external sources. This includes internal and external loss and claim count emergence patterns, pricing change information, internal and external loss and exposure trend information, as well as underwriting process changes. In addition, we use commercially available risk analysis models, and overall market share assumptions to estimate our loss and loss adjustment expense reserves related to specific loss events.

Actuarial Methods Used in the Determination of the Loss and Loss Adjustment Expense Reserve

When the applicable information has been obtained, we use several actuarial methods to create estimates of the ultimate incurred losses in connection with the underwritten business. Our actuarial analysis uses inputs from our underwriting and claims departments, including pricing assumptions. The actuarial methods used to estimate loss and loss adjustment expense reserves are reported and/or paid loss and claim count development methods as well as reported and/or paid Bornhuetter-Ferguson methods.

As appropriate, unallocated loss adjustment expenses are estimated using a Paid to Paid Method, whereby, historical paid unallocated loss adjustment expense is compared as a ratio to the paid loss and allocated loss adjustment expense amounts for the same calendar period. Based on this information, selected ratios are applied to the case reserve and estimated IBNR for loss and allocated loss adjustment expenses to estimate the provision for the unpaid unallocated loss adjustment expense.

Based on the methods used for each accident period, estimates of ultimate loss and allocated loss adjustment expenses are selected. The Chief Executive Officer, President, Chief Risk Officer and Chief Financial Officer, meet on a quarterly basis to review the recommendations made by the actuarial department, and determine the best estimate to be recorded for the reserve for loss and loss adjustment expense reserves on the balance sheet.

Significant Assumptions Employed in the Recording of the Loss and Loss Adjustment Expense Reserve

The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses as of December 31, 2021 are historical aggregate claim reporting and payment patterns, which is assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, social and economic patterns.

The above assumptions most significantly influence our determination of initial expected loss ratios and expected loss reporting and payment patterns which are the key inputs that impact variability in the estimate of the reserve for loss and loss adjustment expenses. While there can be no assurance that any of the above assumptions as utilized will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for loss and loss adjustment expense reserves.

The following table summarizes gross and net reserves for unpaid loss and LAE as of December 31, (in millions):

	December 31, 2021		December 31, 2020
	Gross	Net	Gross	Net
Loss and loss adjustment reserves
IBNR	$195.0	$23.4	$72.1	$8.1
Case reserves	65.8	20.6	32.9	4.9
Total reserves	$260.8	$44.0	$105.1	$13.0

Sensitivity Analysis

The table below shows the impact of reasonably likely changes to our held unpaid amounts after consideration of our proportional and non-proportional reinsurance as of December 31, 2021.

The following table illustrates the impact on the loss and loss adjustment expense reserve of a 10% increase and decrease applied to the subject ultimate loss and loss adjustment expenses (in millions):

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
Impact on:
Loss and loss adjustment expense reserves, net	$10.4	$(11.5)
For additional information refer to Note 10, Loss and Loss Adjustment Expense Reserves, of the audited consolidated financial statements.

Reinsurance Recoverable
We also estimated the amount of reinsurance recoverable from reinsurance contracts. Reinsurance assets include reinsurance recoverable on paid and unpaid loss and loss adjustment expense reserves that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties. This estimate requires significant judgment for which key considerations include:
•paid and unpaid amounts recoverable;
•any balances in dispute or subject to legal collection;
•the financial wellbeing of a reinsurer (i.e. insolvent, liquidated, in receivership or otherwise subject to formal or informal regulatory restriction);
•the likelihood of collection of the reinsurance recovery considering factors such as, amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors.

For additional information refer to Note 11, Reinsurance, to the audited consolidated financial statements.

Recoverability of Our Net Deferred Tax Asset
The evaluation of the recoverability of our deferred tax asset and the need for a valuation allowance requires us to weigh all positive and negative evidence to reach a conclusion, that it is more likely than not, that all or some portion of the deferred tax asset will be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed.

We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating loss (“NOL”), foreign tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and company-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization.

As of December 31, 2021, we have U.S. federal and state NOL carryforwards of $373.8 million and $136.6 million, respectively. We have $53.3 million of Dual Consolidating Losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period so that federal NOLs generated in tax years after December 31, 2017 do not expire. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply. For additional information refer to Note 18, Income Taxes, to the audited consolidated financial statements.

For additional information refer to Note 18, Income Taxes, to the audited consolidated financial statements.

Business Combinations
We account for business combinations, which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated statement of operations and comprehensive loss for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations and comprehensive loss. The excess of the purchase price over the fair value of the identified assets and liabilities is recorded as goodwill. Operating results of the acquired entity are reflected in our consolidated financial statements from date of acquisition.

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgement and estimates including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates and selection of comparable companies and comparable transactions. For material acquisitions, we engage the assistance of valuations specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with corresponding offset to goodwill.

For additional information refer to Note 20, Acquisitions, to the audited consolidated financial statements.

Goodwill and Intangible Assets
Goodwill on our consolidated balance sheets represents the excess of purchase price over the fair value of net assets acquired from our acquisitions. Intangible assets other than goodwill have also been identified as part of our acquisitions when determining the fair value of assets acquired.

Intangible assets other than goodwill included in our Consolidated Balance Sheets primarily include assets related to customer relationships, the value of business acquired, developed technology and agency and carrier relationship. The valuation of these assets used valuation methods appropriate for determining the market value of each asset. These valuation methodologies use various assumptions which included discount rates, the cost of capital, and forecasting, among others.

Goodwill is not amortized, but instead it is assessed for impairment at the reporting unit level on an annual basis or more frequently if indicators of impairment exist.

The goodwill impairment test is performed at the reporting unit level. We initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that their value of the reporting unit exceeds its carrying amount, then we will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, we perform a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be recorded as a charge to operations in the consolidated statements of operations and comprehensive loss in the period in which the determination is made.

Intangible assets with a finite life are amortized over the estimated useful life while intangible assets with an indefinite useful life are not amortized. Finite-lived intangibles are reviewed for impairment when indicators of impairment are present and indefinite-lived intangibles are assessed for impairment on an annual basis or more frequently if indicators of impairment exist.

We evaluate the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. As of December 31, 2021, neither our initial valuation nor subsequent valuations have indicated any impairment of our goodwill and intangible assets.

For additional information, refer to Note 6, Goodwill and Note 7, Intangible Assets, in the audited consolidated financial statements.

Fair value of Common Stock
We have historically granted stock options at exercise prices equal to the fair value as approved by our Board of Directors on the date of grant. In the absence of a public trading market, management considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each stock option grant, including:
•relevant precedent transactions involving our capital stock;
•the liquidation preferences, rights, preferences, and privileges of our redeemable convertible preferred stock relative to the common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•our stage of development;
•the likelihood and timing of achieving a liquidity event for the shares of common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•recent secondary stock sales and tender offers;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.

In addition, our Board of Directors considered the independent valuations completed by a third-party valuation consultant and approved the fair value of common stock presented by the management. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In determining the fair value of common stock, we established the enterprise value of our business using the market approach and the income approach. In the cases where a financing took place in close proximity to the Valuation Date, we estimated the enterprise value by reconciling to the most recent round of equity financing. Under the income approach, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over multiple years based on forecasted financial information provided by our management and a terminal value for the residual period beyond the discrete forecast. Projected cash flows are discounted based on the estimated weighted-average cost of capital in order to estimate the enterprise value. Under the market approach, a group of publicly traded companies with similar financial and operating characteristics to Hippo are selected. Company-specific selected multiples were then ultimately applied to the Company’s historical and projected financial data and incorporated adjustments to reflect differences between the Company and the guideline companies with respect to expected growth, profitability, and business risk.

In allocating the equity value of our business among the various classes of equity securities prior to December 2020, the valuation utilized the option pricing model (“OPM”) method. The OPM analysis assumes that as the value of the Company increases, each equity holder benefits from certain value components. The analysis determined the ranges of equity values at which the various Company stakeholders receive value. The maximum values of these ranges, or “break points”, are based on the full liquidation preference amounts, the points at which option and warrant holders choose to exercise, and the points at which the preferred shareholders would be indifferent between converting their shares into common stock and retaining their preferred shares. Next, the Black-Scholes option pricing model isolated the value allocated to each “range”, calculated as the difference between the option values at each break point. Based on the Company’s capital structure, the analysis calculated the percentage of each range attributable to each share class. For each range, the value allocable to each share class was then calculated by multiplying the value of each range by each security’s respective ownership percentage of the range. For each security, the value derived from each range was summed in order to determine the aggregate value of each share class. The total value of each share class was divided by the security’s respective fully diluted shares outstanding, in order to calculate the per share value for each security on a marketable basis. Lastly, a discount for lack of marketability was applied to the common stock value to conclude on the value on a non-marketable basis. The exclusive reliance on the OPM until December 2020 was appropriate when the range of possible future outcomes was difficult to predict and resulted in a highly speculative forecast.
On December 31, 2020 and through August 2, 2021, we used a hybrid method utilizing a combination of the OPM and the probability weighted expected return method (“PWERM”). The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for Hippo, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of shares. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. We considered two different scenarios: (a) a SPAC Scenario, and (b) a Remain Private Scenario. Under the hybrid/PWERM method, we used the OPM in the Remain Private scenario and the if-converted method under the SPAC scenario. The if-converted method presumes that all shares of our redeemable convertible preferred stock convert into our Common Stock based upon their conversion terms and differences in the rights and preferences of the share of our redeemable convertible preferred stock are ignored. The liquidation method presumes payment of proceeds in accordance with the liquidation terms of each class of stock, which was taken into consideration in the OPM under the Remain Private scenario.

After the allocation to the various classes of equity securities, a discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of common stock under each scenario. A DLOM was meant to account for the lack of marketability of a stock that was not publicly traded. In making the final determination of common stock value, consideration was also given to recent secondary transactions that took place involving the common stock (if applicable).

Application of these approaches and methodologies involves the use of estimates, judgments and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable public companies and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock. Following the Business Combination, it is not necessary to determine the fair value of New Hippo Common Stock as the shares are traded in a public market.

For additional information refer to Note 17, Stockholders’ Equity, in the audited consolidated financial statements.

Valuation of Embedded Derivatives
Our convertible promissory note contains features determined to be embedded derivatives from its host. Embedded derivatives are separated from the host contract and carried at fair value when the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and a separate, standalone instrument with the same terms would qualify as a derivative instrument. The derivative is measured both initially and in subsequent periods at fair value, with changes in fair value recognized on the statement of operations and comprehensive loss.

Our valuation of embedded derivative liabilities has historically been measured using a with or without approach. The key assumptions used for the valuation is estimation of the timing and probability of expected future events, i.e., liquidity, financing, or maturity event.

For additional information refer to Note 13, Convertible Promissory Notes and Derivative Liability, in the audited consolidated financial statements.

Redeemable Convertible Preferred Stock Warrant Liability
Warrants to purchase shares of redeemable convertible preferred stock are classified as a liability as the underlying redeemable convertible preferred stock is considered redeemable and may require us to transfer assets upon exercise. The warrants are recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date. Changes in the fair value of our redeemable convertible preferred stock warrant liability are recognized in our consolidated statements of operations and comprehensive loss. We will continue to adjust the liability for changes in fair value until the exercise or expiration of the warrants, conversion of our redeemable convertible preferred stock into our common stock or until the redeemable convertible preferred stock is otherwise no longer redeemable. At that time, the redeemable convertible preferred stock warrant liability will be reclassified to redeemable convertible preferred stock or additional paid-in capital, as applicable.

For additional information refer to Note 16, Convertible Preferred Stock, in the audited consolidated financial statements.
Recent Accounting Pronouncements
For further information on recently issued accounting pronouncements, see Note 1, Description of Business and Summary of Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIPPO HOLDINGS INC.

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hippo Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hippo Holdings Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019

San Francisco, California

March 14, 2022

HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2021	2020

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $55.6 million and $55.9 million, respectively)	$54.9	$56.0
Short-term investments	9.1	—
Total investments	64.0	56.0
Cash and cash equivalents	775.6	452.3
Restricted cash	43.1	40.1
Accounts receivable, net of allowance of $0.4 million and $0.5 million, respectively	56.5	37.1
Reinsurance recoverable on paid and unpaid losses and LAE	266.9	134.1
Prepaid reinsurance premiums	231.6	129.4
Ceding commissions receivable	41.6	21.3
Capitalized internal use software	25.9	14.7
Goodwill	53.5	47.8
Intangible assets	32.2	33.9
Other assets	51.8	12.7
Total assets	$1,642.7	$979.4
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Liabilities:
Loss and loss adjustment expense reserve	$260.8	$105.1
Unearned premiums	253.1	150.3
Reinsurance premiums payable	159.4	86.1
Provision for commission	12.3	28.2
Convertible promissory notes	—	273.0
Derivative liability on notes	—	113.3
Contingent consideration liability	11.6	12.0
Preferred stock warrant liabilities	—	22.9
Accrued expenses and other liabilities	83.8	43.2
Total liabilities	781.0	834.1
Commitments and contingencies (Note 15)
Convertible preferred stock:
Preferred stock, $0.0001 par value per share; 10,000,000 and 323,232,460 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 305,887,443 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; Liquidation preferences of $0 and $359.4 million as of December 31, 2021 and December 31, 2020, respectively	—	344.8
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 2,000,000,000 and 582,981,484 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 565,031,129 and 92,547,013 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,488.3	56.9
Accumulated other comprehensive (loss) income	(0.7)	0.1
Accumulated deficit	(628.0)	(256.6)
Total Hippo stockholders' equity (deficit)	859.6	(199.6)
Noncontrolling interest	2.1	0.1
Total stockholders’ equity (deficit)	861.7	(199.5)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,642.7	$979.4
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)

	Year Ended December 31,
	2021	2020

Revenue:
Net earned premium	$38.9	$17.1
Commission income, net	37.5	27.1
Service and fee income	14.5	6.3
Net investment income	0.3	1.1
Total revenue	91.2	51.6
Expenses:
Losses and loss adjustment expenses	84.4	25.3
Insurance related expenses	41.7	19.3
Technology and development	36.2	18.0
Sales and marketing	95.0	69.4
General and administrative	49.2	36.8
Interest and other expense, net	198.9	26.0
Gain on extinguishment of debt	(47.0)	—
Total expenses	458.4	194.8
Loss before income taxes	(367.2)	(143.2)
Income taxes expense (benefit)	0.7	(1.8)
Net loss	(367.9)	(141.4)
Net income attributable to noncontrolling interests, net of tax	3.5	0.1
Net loss attributable to Hippo	$(371.4)	(141.5)
Other comprehensive loss:
Change in net unrealized gain or loss on investments, net of tax	(0.8)	—
Comprehensive loss attributable to Hippo	$(372.2)	$(141.5)

Per share data:
Net loss attributable to Hippo – basic and diluted	$(371.4)	$(141.5)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	272,168,933	86,897,893
Net loss per share attributable to Hippo - basic and diluted	$(1.36)	$(1.63)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2020	250,604,066	$190.3	83,936,968	$—	$36.7	$0.1	$(115.1)	$(78.3)	$—	$(78.3)
Net loss	—	—	—	—	—	—	(141.5)	(141.5)	0.1	(141.4)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—
Issuance of Series D preferred stock, net of issuance costs	2,235,226	4.8	—	—	—	—	—	—	—	—
Issuance of Series E preferred stock, net of issuance costs	53,048,151	149.7	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	8,205,205	—	2.5	—	—	2.5	—	2.5
Vesting of early exercised stock options	—	—	269,091	—	—	—	—	—	—	—
Vesting of restricted stock awards	—	—	135,749	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	17.7	—	—	17.7	—	17.7
Balance at December 31, 2020	305,887,443	$344.8	92,547,013	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net Loss	—	—	—	—	—	—	(371.4)	(371.4)	3.5	(367.9)
Other comprehensive loss	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Exercise of preferred stock warrant	17,344,906	173.4	—	—	—	—	—	—	—	—
Convertible preferred stock conversion	(323,232,349)	(518.2)	323,232,349	—	518.2	—	—	518.2	—	518.2
Convertible debt conversion	—	—	43,449,312	—	434.5	—	—	434.5	—	434.5
Issuance of common stock in connection with the Business Combination, net	—	—	54,988,620	—	453.9	—	—	453.9	—	453.9
Acquisition of public and private placement warrants	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Issuance of common stock in an acquisition	—	—	1,200,000	—	6.2	—	—	6.2	—	6.2
Issuance of common stock upon exercise of stock options and vesting of RSU’s	—	—	22,089,626	—	5.2	—	—	5.2	—	5.2
Vesting of early exercised stock options	—	—	343,370	—	0.8	—	—	0.8	—	0.8
Exercise of common stock warrants, net	—	—	27,202,571	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(21,732)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	27.2	—	—	27.2	—	27.2
Other	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance at December 31, 2021	—	$—	565,031,129	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(367.9)	$(141.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11.0	6.7
Stock–based compensation expense	24.3	17.2
Change in fair value of preferred stock warrant liabilities	121.6	16.2
Change in fair value of warrant liability	(10.3)	—
Change in fair value of contingent consideration liability	3.5	3.4
Change in fair value of derivative liability on notes	61.4	6.2
Amortization of debt discount	20.4	—
Gain on extinguishment of debt	(47.0)	—
Non-cash interest expense	5.7	—
Non-cash service expense	7.0	—
Other non-cash items	2.1	1.3
Changes in assets and liabilities:
Accounts receivable, net	(19.5)	(14.7)
Reinsurance recoverable on paid and unpaid losses and LAE	(132.8)	(17.7)
Ceding commissions receivable	(20.3)	(3.4)
Prepaid reinsurance premiums	(102.2)	2.5
Other assets	(32.8)	(7.8)
Provision for commission	(15.9)	15.3
Accrued expenses and other liabilities	35.4	10.9
Loss and loss adjustment expense reserves	155.7	11.8
Unearned premiums	102.8	18.1
Reinsurance premiums payable	73.3	10.0
Net cash used in operating activities	(124.5)	(65.4)
Cash flows from investing activities:
Capitalized internal use software costs	(13.3)	(9.0)
Purchase of intangible assets	(3.3)	—
Purchases of property and equipment	(0.8)	(0.4)
Purchases of investments	(26.2)	(16.7)
Maturities of investments	5.8	76.8
Sales of investments	10.7	30.7
Cash paid for acquisitions, net of cash acquired	(0.6)	(83.7)
Other	(2.3)	—
Net cash used in investing activities	(30.0)	(2.3)
Cash flows from financing activities:
Proceeds from Series D preferred stock, net of issuance costs	—	4.9
Proceeds from Series E preferred stock, net of issuance costs	—	149.7
Proceeds from the exercise of preferred stock warrants	29.0	—
Proceeds from reverse recapitalization, net of redemptions, secondaries and costs	450.3	—
Proceeds from exercise of options	5.5	2.4
Payments of contingent consideration	(2.4)	(3.9)
Proceeds from promissory notes, net of issuance costs	—	365.0
Other	(1.6)	—
Net cash provided by financing activities	480.8	518.1

Net increase in cash, cash equivalents, and restricted cash	326.3	450.4
Cash, cash equivalents, and restricted cash at the beginning of the period	492.4	42.0
Cash, cash equivalents, and restricted cash at the end of the period	$818.7	$492.4
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020

Supplemental disclosures of non-cash financing and investing activities:
Conversion of preferred stock for common stock	$518.2	$—
Conversion of convertible notes for common stock	434.5	—
Acquisition of public and private placement warrants	14.6	—
Convertible promissory notes issued for services	7.0	12.5
Equity issued for acquisitions	6.2	—
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to herein as “Hippo” or the “Company” was originally incorporated under the name Reinvent Technology Partners Z (“RTPZ”), a Cayman Islands exempted company, on October 2, 2020 for the purpose of effecting a merger, capital stock-exchange, asset acquisition, share purchase, reorganization, or similar business combination. On August 2, 2021, RTPZ domesticated as a Delaware corporation and changed its name to “Hippo Holdings Inc.” (the “Domestication”) and consummated the merger (the “First Merger”) of RTPZ Merger Sub Inc. (“Merger Sub”), a Delaware corporation and subsidiary of RTPZ, with and into Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), with Old Hippo surviving the Merger as a wholly owned subsidiary of the Company immediately following the First Merger, Old Hippo (as the surviving corporation of the First Merger) was merged with and into the Company, with the Company surviving (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Business Combination”). The Business Combination was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of March 3, 2021, by and among RTPZ, Merger Sub and Old Hippo. For additional information on the Business Combination, refer to Note 2. The Company’s headquarters are located in Palo Alto, California.

The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company ("SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The insurance products offered through Hippo Analytics Inc. primarily include homeowners’ insurance policies that protect customers from the risks of fire, wind, and theft. Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia and currently underwrites and distributes policies in 37 states as a managing general agent. The Company’s other non-insurance subsidiaries offer service contracts, home health check-ups, and home care advice.

In November of 2019, Old Hippo formed a wholly-owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”). In January of 2020, RHS began assuming insurance risk of policies from affiliated and non-affiliated insurance carriers solely for business written through Hippo Analytics Inc.

In August 2020, Old Hippo acquired Spinnaker, which is a licensed property casualty carrier in all 50 states and the District of Columbia. Beginning in September 2020, in connection with the acquisition of Spinnaker, the Company also retains portions of direct insurance risk for programs underwritten by third parties. The amount of risk retention is varied across the different programs. The Company retains approximately 12% of the proportional risk through Spinnaker or RHS.
Basis of Presentation and Consolidation

The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where it

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

has controlling financial interests, and any variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

As a result of the Business Combination, which was completed on August 2, 2021, prior period share and per share amounts presented in the accompanying Consolidated Financial Statements and these related notes have been converted in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. Refer to Note 2 for additional information.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, common stock, stock-based awards, warrant liabilities, contingent consideration liabilities, embedded derivative liabilities, acquired intangible assets and goodwill, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Business Combinations
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

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Business Combination on August 2, 2021 was accounted for as a reverse recapitalization. See Note 2 for additional information.
Segment Information
The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has a single operating and reportable segment structure. Primarily all the Company’s long-lived assets are in the United States.

Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. The Company’s restricted cash relates to cash restricted to support issued letter of credits and collateral to insurers. The Company’s restricted cash also includes fiduciary assets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Fiduciary Assets and Liabilities
In its capacity as an insurance agent and broker, the Company collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. The Company also processes claims on behalf of insurers and collects claims from insurers on behalf of insureds. Premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds are fiduciary assets. Fiduciary assets are recorded within restricted cash in the Company’s consolidated balance sheets. Unremitted insurance premiums and claims held in a fiduciary capacity and the obligation to remit these funds is recorded as fiduciary liabilities within accrued expenses and other liabilities in the consolidated balance sheets.

Investments
The Company has categorized its investment portfolio as available-for-sale and has reported the portfolio at fair value, adjusted for other-than-temporary declines in fair value, with unrealized gains and losses, net of tax, reported as an amount in other comprehensive loss. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the scientific method (constant yield to worst). Realized gains and losses are determined using specific identification method and included in the determination of income. Net investment income includes interest and dividend income, amortization and accretion of investment premiums and discounts, respectively, realized gains and losses on sales of securities, and other-than-temporary declines in the fair value of securities, if any.

The Company regularly reviews all the investments for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities, and whether it is more likely than not the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in fair value of an investment is below the accounting basis and the decline is other-than-temporary, it reduces the carrying value of the security and records a loss for the amount of such decline in net investment income in the consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•Level 1 — Quoted prices in active markets for identical assets or liabilities that are publicly accessible at the measurement date.
•Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments include cash equivalents, restricted cash, fixed maturities, short-term investments, accounts receivable, accounts payable, assumed and ceded reinsurance contracts, preferred stock warrants and public and private warrants. Cash equivalents and restricted cash are principally stated at amortized cost, which approximates their fair value. Short-term investments and preferred stock warrants are reported at fair value. The recorded carrying amount of accounts receivable, assumed and ceded reinsurance contracts, and accounts payable approximates their fair value due to their short-term nature.

Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, short-term investments, fixed maturities available-for-sale, and reinsurance recoverables. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. However, its exposure to credit risk in the event of default by the financial institutions is limited to the extent of amounts recorded on the balance sheet. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. The Company limits its exposure to credit losses by investing in money market funds, U.S. government securities, or securities with average credit quality of AA- or better. Premium receivables are a mix of receivables due from policyholders, agents, and program administrators. The Company has no significant off-balance-sheet concentration of credit risks such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

The Company enters into quota share and excess of loss contracts which may be susceptible to catastrophe exposure. The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers, monitors concentrations of credit risk and, in certain circumstances, holds substantial collateral (in the form of funds withheld and letters of credit) as security under the reinsurance agreements.

Accounts Receivable
Accounts receivable consists of premium receivables and commission receivables and is reported net of an allowance for premium amounts or estimated uncollectible commission. Such allowance is based upon an ongoing review of amounts outstanding, length of collection periods, the creditworthiness of the insured and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance. As of December 31, 2021 and 2020, the Company has an allowance of $0.4 million and $0.5 million, respectively. Write-offs of receivables have not been material to the Company during the years ended December 31, 2021 and 2020.

Reinsurance
Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”), represent paid losses and LAE and reserves for unpaid losses and LAE ceded to reinsurers that are subject to reimbursement under reinsurance treaties. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no allowance for uncollectible reinsurance recoverable.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.

Prepaid reinsurance premiums represents the unearned portion of premiums ceded to reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contract.

Deferred Policy Acquisition Costs, net of Ceding Commissions
Incremental direct costs of acquiring insurance contracts and certain costs related directly to the acquisition process are deferred and amortized over the term of the policies or reinsurance treaties to which they relate. Those costs include commissions, premium taxes, and board and bureau fees. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro-rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the deferrable acquisition costs of the business ceded is recorded as a deferred liability and amortized over the same period in which the related premiums are earned. The amortization of deferred policy acquisition costs is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.
The Company amortized deferred policy acquisition costs of $13.9 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

Premium Deficiency
A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. The Company recognized a $0.3 million and nil premium deficiency at December 31, 2021 and 2020, respectively.

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and is reflected within other assets on the consolidated balance sheets. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of three years for furniture, fixtures, and equipment and two years for computer equipment. Leasehold improvements are also depreciated using the straight-line method and are amortized over the shorter of the remaining term of the lease or the useful life of the improvement. Depreciation expense totaled $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed as incurred. Upon sale or retirement, the cost and related accumulated depreciation is removed from the related accounts, and the resulting gain or loss, if any, is reflected in interest and other expense in the consolidated statements of operations and comprehensive loss.

Leases
The Company categorizes leases at their inception as either operating or capital leases. As of and for the years ended December 31, 2021 and 2020, the Company’s leases are categorized as operating. In certain lease agreements, the Company may receive rent holidays and other incentives. For operating leases, the Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.
Capitalized Internal Use Software
The Company capitalizes the costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of five years. Costs incurred prior to meeting these criteria, in addition to costs incurred for training and maintenance, are expensed as incurred.

Goodwill and Intangible Assets
The Company accounts for business combinations using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date on the consolidated balance sheets. Any excess of purchase price over the fair value of net assets acquired is recorded as goodwill. The determination of estimated fair value requires the Company to make significant estimates and assumptions. Transaction costs associated with business combinations are expensed as they are incurred.

Included in the purchase price of an acquisition may be an estimation of the fair value of liabilities associated with contingent consideration. The fair value of contingent consideration is based upon the present value of the expected future payments to be made to the sellers of an acquired business in accordance with the provisions contained in the respective purchase agreements. Subsequent changes in the fair value of contingent consideration are recorded in the consolidated statements of operations and comprehensive loss.

When the Company determines net assets acquired does not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded.

Amortization and Impairment
Intangible assets with finite useful lives are amortized over their estimated useful lives in the consolidated statements of operations and comprehensive loss.

Indefinite-lived intangible assets and goodwill are not amortized but are tested for impairment annually, or more frequently if necessary. The goodwill impairment test is performed at the reporting unit level. To review for impairment the Company first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of a reporting units is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. If the net book value exceeds the reporting unit’s fair value, an impairment loss is recognized, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the asset’s carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no material impairment losses recognized on indefinite-lived intangible assets or goodwill during the years ended December 31, 2021 and 2020.

The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairment losses recognized on long-lived assets during the years ended December 31, 2021 and 2020.

Loss and Loss Adjustment Expense Reserve
The reserve for unpaid losses and loss adjustment expenses include estimates for unpaid claims, claims adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on the Company’s best estimate of the amounts yet to be paid for all loss and loss adjustment expenses that will be paid on claims that occurred during the period and prior, whether those claims are currently known or unknown.

Loss and loss adjustment reserves at December 31, 2021 are the amount of ultimate loss and loss adjustment expense less the paid amounts as of December 31, 2021.

Ultimate loss and loss adjustment expense is the sum of the following items:
1.Loss and loss adjustment expense paid through a given evaluation date

2.Case reserves for loss and loss adjustment expense for losses that have been reported but not yet paid as of a given evaluation date

3.IBNR for loss and loss adjustment expense include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims

Case reserves are established within the claims adjustment process based on all known circumstances of a claim at the time. In addition, IBNR reserves are established by the Company based on reported loss and loss adjustment expenses and estimates of ultimate loss and loss adjustment expenses based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and qualitative factors as appropriate.

The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses are historical aggregate claim reporting and payment patterns, which is assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, social and economic patterns.

Inherent in the estimates of ultimate loss and loss adjustment expenses are expected trends in claims severity and frequency among other factors that could vary significantly as claims are settled. The Company’s loss and loss adjustment expense reserves are continually reviewed, and adjustments, if any, are reflected in current operations in the consolidated statements of operations and comprehensive loss in the period in which they become known. The establishment of new loss and loss adjustment expense reserves or the adjustment of previously recorded loss and loss adjustment expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While the Company believes that it has made a reasonable estimate of loss and loss adjustment expense reserves, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance expenses, and it is possible that actual loss and loss adjustment expenses will be higher or lower than the loss and loss adjustment reserve amount recorded by the Company.

Provision for Commission
Provision for commission includes return commission payable to insurers based on the actual performance of insurance policies issued by the Company against a contractual range of performance targets. The Company’s

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

reserve estimation is based on current and historical performance of the portfolio of insurance policies placed with the insurance carriers.
Provision for commission also includes cancellation reserve which represent the Company’s estimate of return commission payable to insureds based on policy cancellations after the effective date. The Company’s estimation for the reserve uses historical policy cancellation.

The commission slide and cancellation liabilities are based on assumptions and estimates, and while management believes the amount recorded is the Company’s best estimate, the ultimate liability may differ from the amount recorded. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the period in which they become known.

Revenue Recognition
Net Earned Premium
Net earned premium represents the earned portion of the Company’s gross written premium for insurance policies written or assumed by the Company and less ceded written premium (any portion of the Company’s gross written premium that is ceded to third-party reinsurers under the Company’s reinsurance agreements). The Company earns written premiums on a pro-rata basis over the term of the policies. Unearned premium represents the unexpired portion of the Company’s gross written premium. Amounts applicable to reinsurance ceded for unearned premium reserves are reported as a prepaid reinsurance premiums on the consolidated balance sheet.
Commission Income, net
Commission income, net includes:
1.Managing General Agent (“MGA”) Commission: The Company operates as a MGA for multiple insurers. The Company designs and underwrites insurance products on behalf of the insurers culminating in the sale of insurance policies. The Company earns recurring commission and policy fees associated with the policies, they sell. While the Company has underwriting authority and responsibility for administering claims, the Company does not take the risk associated with policies on the consolidated balance sheets. Rather, the Company works with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay the Company commission in exchange for the opportunity to take that risk on their balance sheets. The Company’s performance obligation associated with these contracts is the placement of the policy, which is met on the effective data. Upon issuance of a new policy, the Company charges policy fees and inspection fees, retains the share of ceding commission, and remits the balance of premium collected to the respective insurers. Subsequent ceding commission adjustments arising from policy changes such as endorsements, are recognized when the adjustments can be reasonably estimated.

2.Agency Commission: The Company also operates licensed insurance agencies that are engaged solely in the sale of policies, including non-Hippo policies. For these policies, the Company earns a recurring agency commission from the carriers whose policies the Company sells, which is recorded in the commission income, net line in the consolidated statements of operations and comprehensive loss. Similar to the MGA business, the performance obligation from the agency contracts is the placement of the insurance policies. For both MGA and insurance agency activities, the Company recognizes commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates.

3.Ceding Commission: The Company receives revenue based on the premium it cedes to third-party reinsurers for the compensation reimbursement for the Company’s acquisition and underwriting services. Excess ceding commission over the cost of acquisition and underwriting expenses is included in commission income, net line on the consolidated statements of operations and comprehensive loss. For the policies that the Company write on its own carrier as MGA, the Company recognizes the commission as ceding commission on the consolidated statements of operations and comprehensive loss. The Company

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

earns commission on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The Company records the portion of ceding commission income which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.

4.Carrier Fronting Fees: Through the Company’s insurance-as-a-service business the Company earns recurring fees from the MGA programs it supports. The Company earns fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies. This revenue is included in the commission income, net line on the consolidated statements of operations and comprehensive loss.

5.Claim Processing Fees: As a MGA the Company receives a fee, that is calculated as a percent of the premium, from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy and recognized ratably over the same period.
Service and Fee Income
Service and fee income mainly represent policy fees and small portion of other revenue. The Company directly bills policyholders for policy fees and collect and retain fees per the terms of the contracts between the Company and its insurers. Similar to the commission revenue, the Company estimates a cancellation reserve for policy fees using historical information. The performance obligation associated with these fees is satisfied at a point in time upon completion of the underwriting process, which is the policy effective date. Accordingly, the Company recognizes all fees as revenue on the policy effective date.
Disaggregated Revenue
The following table disaggregates the Company’s revenues by major source (in millions):

	Year Ended December 31,
	2021	2020
Net earned premium	$38.9	$17.1
Ceding commissions, net	21.3	1.2
Agency commissions, net	12.3	8.4
Policy fees	10.9	2.6
MGA commissions, net	2.6	12.8
Claims processing fees	1.3	4.6
Other revenue	3.6	3.8
Net investment income	0.3	1.1
Total revenue, net	$91.2	$51.6
All revenues for the years ended December 31, 2021, and 2020 are from business conducted in the United States.
Insurance-Related Expenses
Insurance-related expenses primarily consist of amortization of commissions costs and deferred acquisition costs, and credit card processing fees not charged to the Company’s customers. Insurance-related expenses also include employee compensation (including stock-based compensation and benefits) of the Company’s underwriting teams as well as allocated occupancy costs and related overhead based on headcount, and amortization of capitalized internal use software costs. Insurance-related expenses are offset by the portion of ceding commission income which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance-related expenses are comprised of the costs of providing bound policies and delivering claims services to the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Company’s customers. These costs include technology service costs including software, data services, and third-party call center costs in addition to personnel-related costs.

Technology and Development
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development also includes allocated facility costs and related overhead based on headcount.

Sales and Marketing
Sales and marketing expenses primarily consist of sales commissions, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. The Company expenses advertising costs as incurred. Sales and marketing also include allocated facility costs and related overhead based on headcount. Advertising costs were $28.9 million and $12.2 million for the years ended December 31, 2021 and 2020, respectively.

General and Administrative
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s finance, human resources, legal, and general management functions as well as facilities, insurance, and professional services.

Interest and Other (Income) Expense
Interest and other (income) expense after the Business Combination in August 2021 primarily consist of fair value adjustments on outstanding warrants. Prior to the Business Combination, interest and other (income) expense primarily consisted of interest expense incurred for the convertible promissory notes, fair value adjustments on preferred stock warrant liabilities, and fair value adjustments on the embedded derivative on convertible promissory notes.
Gain on extinguishment of debt
The Company recorded a gain on the extinguishment of the convertible promissory notes and related derivative liability of $47.0 million and nil for the years ended December 31, 2021 and 2020, respectively.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense based on the estimated fair value of equity-based payment awards on the date of grant using the Black-Scholes-Merton option-pricing model. The Company recognizes stock-based compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards in the Company’s consolidated statements of operations and comprehensive loss. The Company has elected to record forfeitures as they occur.

Certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety since the promissory notes are not aligned with a corresponding percentage of the underlying shares. The fair value of the stock option is recognized over the requisite service period through a charge to stock-based compensation expenses. The maturity date of the promissory notes reflects the legal term of the stock option for purposes of valuing the award. These loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Income Taxes
The Company accounts for income taxes using the asset and liability method, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date.

The Company accounts for application of the U.S. Global Intangible Low Taxed Income rules by recognizing the tax in the period in which it is incurred.

The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more likely than not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.

Net Loss Per Share Attributable to Common Stockholders of Hippo Holdings Inc.
Basic and diluted net loss per share attributable to common stockholders of Hippo Holdings Inc. is presented in conformity with the two-class method required for common stock and participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The Company considers all series of its convertible preferred stock and unvested common stock, which includes early exercised stock options and restricted stock awards, to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of common stock.

Under the two-class method, the net loss attributable to common stockholders of Hippo Holdings Inc. is not allocated to the convertible preferred stock and unvested common stock as these securities do not have a contractual obligation to share in the Company’s losses.

Distributed and undistributed earnings allocated to participating securities are subtracted from net loss in determining net loss attributable to common stockholders. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average shares used in computing net loss per share attributable to common stockholders.

For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Internal Use Software
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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases, and makes other conforming amendments to U.S. GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use asset and lease liability, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative disclosures to enable users to understand the amount, timing, and judgements related to leases and the related cash flows. ASU 2016-02 is effective for the annual periods in fiscal years beginning after December 15, 2018, and interim periods therein, using a modified retrospective approach. The Company will apply the provisions of this ASU to lease contracts as of January 1, 2022, using the modified retrospective method of adoption. The Company will use the package of practical expedients which permits to (i) not reassess whether any expired or existing contracts are or contain a lease, (ii) to not reassess historical lease classifications for existing leases, and (iii) to not reassess initial direct costs for existing leases. The Company does not anticipate lease classification of leases to change but does expect to recognize right-of-use assets and lease liabilities. These assets and liabilities are expected to represent approximately 2% of assets and liabilities on the consolidated balance sheets for existing operating leases. The Company expects the new guidance to have minimal impact on the Consolidated Statement of Operations and Consolidated Statement of Cash Flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years, and for interim periods within the fiscal years, beginning after December 15, 2022. The Company expects to adopt Topic 326 effective January 1, 2022 using the modified retrospective approach. Under this method, the Company will recognize the cumulative effect of adopting the standard as an adjustment to the opening balance of retained earnings as of January 1, 2022. The Company does not expect the adoption of this standard to have a material effect on the financial statements.
In January 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. This ASU will be effective for annual periods beginning after December 15, 2020, and interim periods beginning after December 15, 2020. ASU 2019-12 will be effective for private entities for annual periods beginning after December 15, 2021, and interim periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt ASU 2019-12 under the private company transition guidance beginning January 1, 2022 and does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the timing of adoption and the impact on the consolidated financial statements, however, the Company does not expect the adoption of this standard to have a material effect on the financial statements.
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

The aggregate gross cash consideration received by the Company in connection with the Business Combination and the PIPE investment was $587.7 million, which consisted of proceeds of $550.0 million from the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

PIPE Investment, plus approximately $37.7 million of cash from the Company’s trust account that held the proceeds from RTPZ’s initial public offering (the “Trust Account”) post-redemption of shares of RTPZ’s Class A common stock from RTPZ’s Class A stockholders. The aggregate cash consideration received was reduced by $95.0 million for the repurchase of common stock and reduced by $42.4 million for the payment of direct transaction costs incurred by Old Hippo and the Company which were reflected as a reduction of proceeds. The remaining consideration consisted of 495,242,606 newly issued shares of the Company’s common stock.

The following table reconciles the elements of the Business Combination and the PIPE investment to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2021:

in millions	Recapitalization
Cash in trust, net of redemptions	$37.7
Cash - PIPE	550.0
Less: Cash used for repurchase of common stock	(95.0)
Less: transaction costs and advisory fees	(42.4)
Net cash received from the Business Combination and PIPE investment	$450.3
Net assets acquired from the Business Combination	3.6
Total	$453.9

The number of shares of common stock issued immediately following the consummation of the Business Combination and the PIPE Investment:

Number of Shares
Class A common stock outstanding prior to Business Combination	23,000,000
Less: Redemption of RTPZ Class A common stock	(19,261,380)
Class A common stock of RTPZ	3,738,620
RTPZ Founder shares – Class B	5,750,000
PIPE Shares	55,000,000
Business Combination and PIPE shares which converted to Hippo common stock	64,488,620
Old Hippo shares, net of repurchase (1)	495,242,606
Total shares of common stock outstanding immediately after Business Combination and PIPE investment	559,731,226

(1) The number of Old Hippo shares was determined based on Old Hippo common stock outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 6.95433 adjusted for buyback of 9,500,000 shares of common stock. For further details, refer to Note 17, Stockholders’ Equity.

In connection with the Business Combination, preferred stock warrants were exercised for cash proceeds of $29.0 million. See also Note 13, Convertible Promissory Notes and Derivative Liability, Note 14, Public Warrants and Private Placement Warrants, Note 16, Convertible Preferred Stock, and Note 17, Stockholders’ Equity for additional information regarding changes to the instruments as a result of the Business Combination.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

3. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$9.3	$—	$—	$9.3
States, and other territories	5.8	—	(0.1)	5.7
Corporate securities	17.3	—	(0.2)	17.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.8	—	(0.2)	10.6
Commercial mortgage-backed securities	4.8	—	(0.1)	4.7
Asset backed securities	6.7	—	(0.1)	6.6
Total fixed maturities available-for-sale	55.6	—	(0.7)	54.9
Short-term investments:
U.S. government and agencies	9.1	—	—	9.1
Total	$64.7	$—	$(0.7)	$64.0

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$10.1	$—	$—	$10.1
States, and other territories	5.1	—	—	5.1
Corporate securities	17.4	—	—	17.4
Foreign securities	0.8	—	—	0.8
Residential mortgage-backed securities	12.9	—	—	12.9
Commercial mortgage-backed securities	5.4	0.1	—	5.5
Asset backed securities	4.2	—	—	4.2
Total	$55.9	$0.1	$—	$56.0
As of December 31, 2021, no securities have been in a continuous unrealized loss position for greater than 12 months. There were no other-than-temporary impairments recognized for the years ended December 31, 2021 and 2020.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	December 31, 2021
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10.5	$10.5
After one year through five years	18.3	18.1
After five years	4.5	4.4
Residential mortgage-backed securities	10.8	10.6
Commercial mortgage-backed securities	4.8	4.7
Asset backed securities	6.7	6.6
Total fixed maturities available-for-sale	$55.6	$54.9
Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the years ended December 31, 2021 and 2020, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Year Ended December 31,
	2021	2020
Fixed maturities income	$0.4	$1.1
Short-term investment income	—	—
Total gross investment income	0.4	1.1
Investment expenses	(0.1)	—
Net investment income	$0.3	$1.1

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

equivalents, or fixed maturities, available-for-sale on the consolidated balance sheets. The following table summarizes special deposits (in millions):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State
New York	$3.2	$3.2	$3.1	$3.1
Illinois	1.9	1.9	1.6	1.6
Colorado	1.4	1.5	1.5	1.5
Virginia	0.3	0.4	0.4	0.4
North Carolina	0.3	0.3	0.3	0.3
New Mexico	0.3	0.3	0.4	0.4
Vermont	0.3	0.3	0.3	0.3
Florida	0.3	0.3	0.3	0.3
Nevada	0.2	0.2	0.4	0.4
Massachusetts	0.1	0.1	0.1	0.1
Georgia	0.1	0.1	—	—
Total states	$8.4	$8.6	$8.4	$8.4
4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	December 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash	$219.2	$56.7
Money market funds	556.4	372.1
Treasury bills	—	23.5
Total cash and cash equivalents	775.6	452.3

Restricted cash:
Fiduciary assets	25.0	12.1
Letters of credit and cash on deposit	18.1	28.0
Total restricted cash	43.1	40.1
Total cash, cash equivalents, and restricted cash	$818.7	$492.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

5. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$556.4	$—	$—	$556.4
Total cash equivalents	556.4	—	—	556.4
Fixed maturities available-for-sale:
U.S. government and agencies	9.3	—	—	9.3
States, and other territories	—	5.7	—	5.7
Corporate securities	—	17.1	—	17.1
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	10.6	—	10.6
Commercial mortgage-backed securities	—	4.7	—	4.7
Asset backed securities	—	6.6	—	6.6
Total fixed maturities available-for-sale	9.3	45.6	—	54.9
Short term investments
U.S. government and agencies	—	9.1	—	9.1
Total financial assets	$565.7	$54.7	$—	$620.4

Financial liabilities:
Contingent consideration liability	$—	$—	$11.6	$11.6
Public warrants	2.2	—	—	2.2
Private placement warrants	—	2.1	—	2.1
Total financial liabilities	$2.2	$2.1	$11.6	$15.9

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$372.1	$—	$—	$372.1
Treasury bills	23.5	—	—	23.5
Total cash equivalents	395.6	—	—	395.6
Fixed maturities available-for-sale:
U.S. government and agencies	10.1	—	—	10.1
States, and other territories	—	5.1	—	5.1
Corporate securities	—	17.4	—	17.4
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	12.9	—	12.9
Commercial mortgage-backed securities	—	5.5	—	5.5
Asset backed securities	—	4.2	—	4.2
Total fixed maturities available-for-sale	10.1	45.9	—	56.0
Total financial assets	$405.7	$45.9	$—	$451.6

Financial liabilities:
Derivative liability on convertible promissory notes	$—	$—	$113.3	$113.3
Contingent consideration liability	—	—	12.0	12.0
Preferred stock warrant liabilities	—	—	22.9	22.9
Total financial liabilities	$—	$—	$148.2	$148.2
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the Private Warrant Liability noted below there were no transfers between levels in the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020.
Preferred Stock Warrant Liabilities
The table below presents changes in the preferred stock warrant liability valued using Level 3 inputs (in millions):

	2021	2020
Balance as of January 1,	$22.9	$6.7
Changes in fair value	121.6	16.2
Settlement of preferred stock warrants	(144.5)	—
Balance as of December 31,	$—	$22.9
Contingent Consideration
The contingent consideration, relating to the Company’s 2019 acquisition of North American Advantage Insurance Services, LLC is re-valued to fair value at the end of each reporting period using the present value of future payments based on an estimate of revenue and customer renewals of the acquiree. North American Advantage Insurance Services, LLC’s ultimate parent company was Lennar Corporation, a related party of the Company. There is no limit to the maximum potential contingent consideration as the consideration is based on acquired customer

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

retention. The table below presents the changes in the contingent consideration liability valued using Level 3 inputs (in millions):

	2021	2020
Balance as of January 1,	$12.0	$13.8
Payments of contingent consideration	(3.9)	(5.2)
Changes in fair value	3.5	3.4
Balance as of December 31,	$11.6	$12.0

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

	2021	2020
Balance as of January 1,	$113.3	$—
Initial measurement of new derivative	2.8	107.2
Changes in fair value	61.4	6.1
Settlement of derivative liability	(177.5)	—
Balance as of December 31,	$—	$113.3

Warrant liability

The public and private warrants (as noted in Note 14) were acquired as part of the Business Combination and are measured at fair value on a recurring basis at the end of each reporting period within accrued expenses and other liabilities in the consolidated balance sheet.

The Public Warrant Liability is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The Company reclassified the Private Placement Warrants from Level 3 to Level 2 as of December 31, 2021, as the Company considers the fair value of each Private Placement Warrant to be equivalent to that of each Public Warrant, with an immaterial adjustment for short-term marketability restrictions.

The following table presents the changes in the fair value of the warrant liability (Public Warrants and Private Placement Warrants) (in millions):

2021
Balance as of January 1,	$—
Initial measurement of warrants	14.6
Changes in fair value	(10.3)
Balance as of December 31,	$4.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

6. Goodwill
The following table represents the changes in goodwill (in millions):

Balance at January 1, 2020	$1.9
Additions from acquisitions	45.9
Balance at December 31, 2020	$47.8
Additions from acquisitions	5.2
Other adjustments	0.5
Balance at December 31, 2021	$53.5
See Note 20 for additional information regarding the Company’s acquisitions including recognition of goodwill.

7. Intangible Assets

		December 31, 2021			December 31, 2020
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	6.9	$13.5	$(1.7)	$11.8	$13.5	$(0.1)	$13.4
State licenses and domain name	Indefinite	10.5	—	10.5	7.1	—	7.1
Customer relationships	3.2	13.7	(6.0)	7.7	13.2	(3.8)	9.4
Developed technology	0.3	3.6	(2.7)	0.9	3.6	(1.4)	2.2
VOBA	0.7	0.1	(0.1)	—	0.1	—	0.1
Other	6.5	2.0	(0.7)	1.3	1.9	(0.2)	1.7
Total intangible assets, net		$43.4	$(11.2)	$32.2	$39.4	$(5.5)	$33.9

Amortization expense related to intangible assets for the years ended December 31, 2021 and 2020 was $5.7 million and $3.7 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other. Amortization expense related to value of business acquired (VOBA) is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

As of December 31, 2021, the projected annual amortization expense for the Company’s intangible assets for the next five years is as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Year ending December 31,
	2022	$5.2
	2023	4.2
	2024	4.0
	2025	2.4
	2026	1.7
	Thereafter	4.2
Total		$21.7
8. Capitalized Internal Use Software
The following table represents the changes in capitalized internal use software:

	December 31, 2021	December 31, 2020
	(in millions)
Capitalized internal use software	$34.5	$18.4
Less: accumulated amortization	(8.6)	(3.7)
Total capitalized internal use software	$25.9	$14.7
Amortization expense totaled $4.9 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively.

9. Accrued Expenses and Other Liabilities

	December 31, 2021	December 31, 2020
	(in millions)
Claim payments outstanding	$23.2	$9.9
Deferred revenue	11.2	1.7
Advances from customers	8.7	4.4
Employee related accruals	8.5	5.0
Accrued licenses and taxes	5.8	2.5
Premium refund liability	4.8	2.6
Warrant liability	4.3	—
Fiduciary liability	3.7	5.0
Other	13.6	12.1
Total accrued expenses and other liabilities	$83.8	$43.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

10. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the year ended December 31, (in millions):

	2021	2020
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$105.1	$—
Reinsurance recoverables on unpaid losses	(92.1)	—
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	13.0	—
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	85.0	25.3
Prior years	(0.6)	—
Total incurred	84.4	25.3
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	43.6	17.0
Prior year	9.8	0.3
Total paid	53.4	17.3
Reserve for losses and LAE, net of reinsurance recoverables acquired from Spinnaker	—	5.0
Reserve for losses and LAE, net of reinsurance recoverables at end of period	44.0	13.0
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	216.8	92.1
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$260.8	$105.1
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through our reserve analysis processes.

Net incurred losses and LAE experienced favorable development of $0.6 million and nil for the years ended December 31, 2021 and 2020, respectively. The prior period net reserve release of $0.6 million was driven by favorable net loss development relating to the 2020 accident year. While the 2020 accident year had unfavorable gross reserve development of $6.2 million on Hurricane Sally, the net impact for that event was nil due to our reinsurance protection. These changes are generally a result of ongoing analysis of recent loss development trends. Loss and LAE are updated as additional information becomes known.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable. The amount of anticipated salvage and subrogation recoverable is insignificant as of December 31, 2021.
Incurred loss and LAE, net of reinsurance
The following tables present information about incurred and paid loss development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and does not include claims that do not result in indemnification of loss. The information about incurred and paid claims development for the years ended prior to December 31, 2021 is presented as unaudited supplementary information. In addition, the following table shows incurred loss and LAE by accident year in aggregate as the Company has one single operating and reportable segment (in millions, except for number of claims):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31,							December 31, 2021
	2015*	2016*	2017*	2018*	2019*	2020*	2021	IBNR	Cumulative Number of Reported Claims
Accident Year
2015	$—	$—	$—	$—	$—	$—	$—	$—	7
2016		2.5	1.9	1.9	1.8	1.8	1.8	—	715
2017			5.2	4.4	4.0	4.0	4.0	—	3,072
2018				7.8	7.2	7.2	7.2	0.5	5,882
2019					4.8	4.9	4.7	—	14,952
2020						28.1	27.7	1.5	28,304
2021							76.7	32.1	38,903
Total incurred Loss and Loss Adjustment Expenses, net							$122.1	$34.1	91,835
* Presented as unaudited required supplementary information
Cumulative paid loss and LAE, net of reinsurance

	December 31,
	2015*	2016*	2017*	2018*	2019*	2020*	2021
Accident Year
2015	$—	$—	$—	$—	$—	$—	$—
2016		1.2	1.8	1.9	1.8	1.8	1.8
2017			3.0	4.0	4.0	4.0	4.0
2018				5.3	5.7	5.7	5.7
2019					3.2	4.4	4.6
2020						17.1	26.8
2021							35.2
Total paid losses and LAE, net							$78.1
Total unpaid loss and LAE reserves, net							44.0
Ceded unpaid loss and LAE							$216.8
Gross unpaid loss and LAE							$260.8
* Presented as unaudited required supplementary information

Average annual percentage payout of incurred loss by age, net of reinsurance (unaudited supplementary information)

The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2021:

Years	1	2	3	4	5
Property and Casualty	81%	12%	3%	3%	2%

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the 2021 and 2020 accident year is as follows (in millions):

	2021 Current Accident Year
	Incurred	Paid
Development table	$76.7	$35.2
Unallocated loss adjustment expense	8.3	8.3
Other	—	0.1
Rollforward table	$85.0	$43.6

	2020 Current Accident Year
	Incurred	Paid
Development table	$28.1	$17.1
Unallocated loss adjustment expense	2.2	(2.1)
Loss and LAE of Spinnaker prior to the acquisition	(5.0)	2.0
Rollforward table	$25.3	$17.0
11. Reinsurance
The Company’s insurance company subsidiaries have entered into proportional and non-proportional reinsurance treaties, under which the insurance company subsidiaries have ceded some, but not all of, the liabilities to third-party reinsurers including, but not limited to, catastrophe exposure. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which aligns our interests with those of our reinsurers.

    For the Company’s primary homeowners reinsurance treaty commencing in 2021, the Company secured proportional reinsurance from a diverse panel of nine third-party reinsurers with AM Best ratings of “A-” or better. A total of approximately 12% of the premium was retained either by Spinnaker or RHS, which aligns interests with third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.

As the Company is exposed to the risk of larger losses and natural catastrophe events, the Company obtained excess of loss (“XOL”) and per-risk reinsurance treaties. The XOL program provides protection from catastrophes that could impact a large number of insurance policies, which is expected to reduce the probability of losses exceeding the protection purchased to no more than 0.4%, or equivalent to a 1:250 year return period. This reinsurance also caps losses at a level which protects the Company from all but the most severe catastrophic events.
The per-risk program protects the Company from large, individual claims that are less likely to be associated with catastrophes, such as house fires. The Company purchased this coverage for the benefit of its retained shares for losses on single policies in excess of $0.5 million.

Other Spinnaker reinsurance treaties are a mix of proportional and XOL in which approximately 80% to 100% of the risk is ceded.
With all reinsurance programs, the Company is not relieved of its primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, hold substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No amounts have been recorded in the years ended December 31, 2021 and 2020 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated balance sheets and statements of operations and comprehensive loss for ceded reinsurance as of and for the years ended December 31, 2021, and 2020 (in millions).

	As of December 31,
	2021		2020
	Loss and LAE Reserve	Unearned premiums	Loss and LAE Reserve	Unearned premiums
Direct	$253.4	$246.6	$102.7	$143.7
Assumed	7.4	6.5	2.4	6.6
Gross	260.8	253.1	105.1	150.3
Ceded	(216.8)	(231.6)	(92.1)	(129.4)
Net	$44.0	$21.5	$13.0	$20.9

	For the Year Ended December 31,
	2021			2020
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$474.0	$364.7	$498.5	$90.0	$88.7	$93.6
Assumed	3.3	9.8	16.9	26.1	9.3	13.3
Gross	477.3	374.5	515.4	116.1	98.0	106.9
Ceded	(434.8)	(335.6)	(431.0)	(78.4)	(80.9)	(81.6)
Net	$42.5	$38.9	$84.4	$37.7	$17.1	$25.3

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balance is presented in the table below (in millions).

	December 31,
	2021	2020
Reinsurance recoverable on paid loss	$50.1	$42.0
Ceded unpaid loss and LAE	216.8	92.1
Total reinsurance recoverable	$266.9	$134.1

To reduce credit exposure to reinsurance recoverable and prepaid reinsurance premium balances, the Company evaluates the financial condition of its reinsurers and, in certain circumstances holds collateral in the form of funds withheld and letters of credit as security under the terms of its reinsurance contracts. The Company

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

has the following unsecured reinsurance recoverable and prepaid reinsurance premium balances from reinsurers as of December 31, 2021 (in millions):

		December 31,
AM Best Rating	Reinsurer	2021	2020
A+	Everest Insurance Company	$65.7	$4.2
A	Validus Reinsurance (Switzerland) Ltd.	57.5	22.6
A+	Transatlantic Reinsurance Company	46.3	28.8
A+	Renaissance Reinsurance U.S. Inc.	28.9	5.5
A+	Munich Reinsurance America, Inc.	18.3	11.7
A	Validus Reinsurance, Ltd.	9.6	46.9
A++	General Reinsurance Corporation	7.9	14.4
		$234.2	$134.1
	Other reinsurers	86.9	28.4
		$321.1	$162.5
12. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Year Ended December 31,
	2021		2020
	Amount	% of GWP	Amount	% of GWP
State
Texas	$139.2	29.2%	$43.9	37.8%
California	85.2	17.9%	10.4	9.0%
Florida	26.8	5.6%	7.3	6.3%
Georgia	22.0	4.6%	4.7	4.0%
Illinois	19.1	4.0%	4.9	4.2%
Colorado	13.6	2.8%	2.5	2.2%
Missouri	13.0	2.7%	3.4	2.9%
Arizona	11.4	2.4%	1.6	1.4%
Ohio	10.5	2.2%	3.0	2.6%
New Jersey	10.4	2.2%	3.4	2.9%
Other	126.1	26.4%	31.0	26.7%
Total	$477.3	100%	$116.1	100%
13. Convertible Promissory Notes and Derivative Liability
In November 2020, and December 2020, Old Hippo issued convertible promissory notes totaling $377.5 million that mature in November 2023, and December 2023. In February 2021, Old Hippo issued an additional convertible promissory note of $7.0 million that mature in February 2024 for management services provided. The convertible promissory notes bore interest at 2.5% compounded semi-annually. If a conversion event had not occurred, the annual interest rate would have automatically increased by 2.5% up to 7.5% after certain periods specified in the Purchase Agreement. After 15 months from issuance, if a conversion event had not occurred, interest would accrue at 5% per annum, compounding semi-annually, unless the Company filed an S-1 or signed a letter of intent or definitive agreements with respect to a qualified private round or public issuer merger, in which case the interest rate would have increased to 5% to apply after 21 months from issuance, provided a conversion on

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

event had not occurred. With a prior written consent from the investor, the Company had the ability to repay the convertible promissory notes and interest, in whole or in part, any time in cash before the maturity date without a prepayment penalty. The convertible promissory notes contained an embedded derivative.
The fair value of the embedded derivatives upon issuance of the notes was $110.0 million. Interest expense was accreted on the convertible promissory notes between issuance and maturity dates with the expectation that principal and interest are likely to be settled in shares of common stock of the Company at a variable conversion price calculated at 90% of the price of the common stock of the Company. For additional information on derivative liability, refer to Note 5, Fair Value Measurement of these consolidated financial statements.

In connection with the Closing of the Business Combination on August 2, 2021, the convertible promissory notes converted into 43,449,312 shares of the Company common stock.

The carrying value of the convertible promissory notes at the conversion date was $304.0 million, net of $86.9 million of the deferred discount and issuance costs, and the carrying value of the derivative liability of $177.5 million after the final fair value adjustment on the conversion date were recorded to equity. A gain of $47.0 million was recognized upon the extinguishment of the debt and related derivative liability as the carrying amounts exceeded the value of the shares issued.
14. Public Warrants and Private Placement Warrants
In November 2020, in connection with the RTPZ IPO, RTPZ issued 4,600,000 warrants (the “Public Warrants”) to purchase its Class A ordinary shares at $11.50 per share. Concurrently, RTPZ also issued 4,400,000 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to its Sponsor to purchase its Class A ordinary shares at $11.50 per share. In connection with the Business Combination, the Public and Private Placement warrants converted, on a one-for-one basis, into warrants to purchase Company common stock. All of the Public and Private Placement Warrants were outstanding as of December 31, 2021.
The Company classified the Public and Private Placement Warrants as other liabilities on its consolidated balance sheets as these instruments are precluded from being indexed to our own stock. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash, while in certain scenarios, the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within interest and other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss. See Note 5, Fair Value Measurement for additional information on valuation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

15. Commitments and Contingencies
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2030. Rent expense, which is recognized on a straight-line basis over the lease term was $3.1 million and $2.8 million, during the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, most of which pertain to real estate leases, are as follows (in millions):

Year ending December 31,
2022	$4.1
2023	5.1
2024	5.2
2025	5.2
2026	4.2
Thereafter	5.2
Total	$29.0

During the year ended December 31, 2021, the Company extended a current lease and leased additional square footage in Texas resulting in additional future payments of approximately $8.0 million extending through 2026.

Purchase Commitments
As of December 31, 2021, the Company has total minimum purchase commitments, which must be made during the next three years, of $34.6 million.
Litigation
From time to time, the Company may become involved in litigation or other legal proceedings. The Company is routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. The Company does not believe it is a party to any pending litigation or other legal proceedings that is likely to have a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
On November 19, 2021, Hippo and its Chief Executive Officer (“CEO”) were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon brings six causes of action against Hippo’s CEO for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Hippo’s CEO to Mr. Navon while Mr. Navon was an employee of Hippo. Mr. Navon brings two causes of action against Hippo – he repeats the fraud claim that is alleged against the CEO, and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius.
On January 20, 2022, Hippo filed a demurrer, moving to dismiss the claims alleged in the complaint against Hippo. The Court sustained Hippo’s demurrer on March 8, 2022, dismissing all claims against Hippo without prejudice, and Mr. Navon did not contest the ruling. Hippo’s CEO has yet to be properly served in the matter, but filed a motion to quash the attempted service of the complaint on February 16, 2022. A hearing on that motion is

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

currently scheduled for March 18, 2022. The lawsuit is in the early stages and, at this time, the Company is unable to predict the outcome and cannot estimate the likelihood or magnitude of our possible or potential loss contingency.
16. Convertible Preferred Stock
Prior to December 31, 2020, Old Hippo issued Series A-1, A-2, B, C, D, and E convertible preferred stock. There were no new issuances of preferred stock during the year ended December 31, 2021, other than the exercise of preferred stock warrants noted below.

Upon the Closing of the Business Combination, after the exercise of preferred stock warrants, all outstanding shares of Old Hippo’s preferred stock automatically converted into 323,232,349 shares of the Company’s common stock after giving effect to the Exchange Ratio. See Note 2, Business Combinations for additional information on the Business Combination.

The following tables summarize the authorized, issued and outstanding convertible preferred stock of the Company (in millions, except share and per share data):

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

Although the convertible preferred stock was not mandatorily or currently redeemable, a liquidation or winding up of the Company, a merger or consolidation, or a sale of substantially all the Company’s assets would have constituted a redemption event not solely within the Company’s control. Therefore, all shares of convertible preferred stock have been presented outside of permanent equity.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Warrants to purchase shares of redeemable convertible preferred stock were classified as a liability as the underlying redeemable convertible preferred stock was not considered redeemable and would have required us to transfer assets upon exercise. The warrants were recorded at fair value upon issuance and are subject to remeasurement to fair value at each balance sheet date. The preferred stock warrant liability is remeasured at each reporting period end with changes in fair value upon remeasurement being recorded within interest and other (income) expense in the consolidated statements of operations and comprehensive loss. See Note 5, Fair Value Measurement for additional information on the fair value of preferred stock warrant liability.
Prior to the Business Combination on August 2, 2021, the aggregate fair value of the preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The Company used the Black-Scholes-Merton option-pricing model, which incorporates assumptions and estimates, to value the preferred stock warrants. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of the Company’s Series A-2 and Series C-1 convertible preferred stock, risk free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, and an expected term of the preferred stock warrants.

The most significant assumption impacting the fair value of the preferred stock warrants is the fair value of the Series A-2 and C-1 Preferred Stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of its preferred stock, results obtained from third-party valuations, and additional factors that were deemed relevant. The Company used the fair value of its common share per the Business Combination to mark to market the value the warrants upon exercise immediately prior to the Business Combination.

The following assumptions were used in determining fair value of the convertible preferred stock warrant liabilities:

December 31, 2020

Fair value of Series A-2 Preferred Stock	$18.25
Fair value of Series C-1 Preferred Stock	$20.09
Exercise price A-2 Preferred Stock	$1.57
Exercise price C-1 Preferred Stock	$11.74
Expected term (in years)	1.8-6.2
Expected volatility	29.0%-40.7%
Risk-free interest rate	0.1%-0.5%
Expected dividend yield	—%
17. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS”, respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 2 billion shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
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

In connection with the Closing of the Business Combination on August 2, 2021, the Company issued 55,000,000 shares of Common Stock in the PIPE Investment to certain qualified institutional buyers and accredited investors that agreed to purchase such shares, for aggregate consideration of $550.0 million. Refer to Note 2, Business Combinations for more information.
Common Stock Warrants
In December 2017, the Company issued 4,738,051 warrants for common stock to one of its investors. The warrants were subject to performance vesting and are accounted for as stock-based compensation expense when it is probable that the awards will vest. In October 2018 in connection with the issuance of Series C Preferred Stock, these warrants were amended to eliminate the performance vesting conditions and replace it with a time-based condition. Up until the amended date, none of the warrants were probable of being vested and no expense had been recorded. The fair value of the warrant upon the amendment was allocated to additional paid-in capital as part of the issuance of Series C Preferred Stock, net of issuance costs and preferred stock warrants.

In February 2018, the Company issued 4,738,051 warrants for common stock to one of its investors. The warrants are subject to performance vesting and is accounted for as stock-based compensation expense when it is probable that the awards will vest. In December 2020, these warrants were amended, and 62,500 warrants were vested. As a result of the modification, the Company recorded a stock-based compensation charge of $1.0 million to reflect the acceleration of 62,500 shares that would otherwise not have vested. Up until the amended date, none of the remaining warrants were probable of being vested and no expense had been recorded.

On August 2, 2021, 3,911,610 warrants were exercised for shares of Old Hippo common stock and the remaining 5,564,492 warrants were cancelled. After giving effect to the Exchange Ratio and upon the Closing of the Business Combination, the exercised warrants converted into 27,202,571 shares of Hippo Holdings Inc. common stock.
The following common stock warrants were outstanding as of December 31, 2020:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Issue Date	Exercise Price Per Share	Number of Warrants	Expiration Date	Outstanding as of December 31, 2020
December 11, 2017	$0.01	4,738,051	December 31, 2022	4,738,051
February 19, 2018	$0.01	4,738,051	August 19, 2022	4,738,051
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

2021 Incentive Award Plan
In connection with the Closing of the Business Combination, on August 2, 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 78,000,000 shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over two to four years. This reserve increases on January 1 of each year through 2031, by an amount equal to the smaller of: (i) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors.

Restricted Share Awards
In 2016 and 2015, the Company granted RSAs which were subject to service-based vesting conditions to certain employees, with a vesting period of three or four years. Other than the modification charge noted below, the stock-based compensation charges relating to these awards were not material for the periods presented. The 133,871 shares of awards outstanding at December 31, 2019 were fully vested during the year ended December 31, 2020.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of January 1, 2021	72,205,242	$0.70	8.90	$108.9
Granted	9,686,589	4.81
Exercised	(22,801,742)	0.33
Cancelled/Expired	(11,551,163)	2.05
Outstanding as of December 31, 2021	47,538,926	$1.39	8.30	$84.8
Vested and exercisable as of December 31, 2021	15,919,802	$0.81	7.88	$32.9
The aggregate intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $41.6 million and $15.4 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $2.16 and $0.70 per share, respectively.
Total unrecognized compensation cost of $28.9 million as of December 31, 2021 is expected to be recognized over a weighted-average period of 2.4 years.
Valuation Assumptions of Stock Options
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

December 31,
	2021	2020
Expected term (in years)	5.4 - 6.5	5.6 - 6.1
Expected volatility	29.6% - 30.1%	22.6% - 29.9%
Risk-free interest rate	0.6% - 1.4%	0.3% - 1.6%
Expected dividend yield	—%	—%
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises of the 9.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The Company accounted for the forgiveness as a modification to the options granted and incurred an incremental stock-based compensation charge of $2.1 million during the year. The related number of unvested shares subject to repurchase as of December 31, 2021 was 2,948,602.

In 2020 and 2021, certain employees early exercised stock option with cash. On December 31, 2021 and December 31, 2020, the Company had $2.2 million and $2.5 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 2,060,221 and 2,399,245, respectively.
Restricted Stock Units
In August 2021, the Company began granting RSUs under the 2021 Incentive Award Plan. The RSUs granted to employees are measured based on the grant-date fair value. In general, the Company’s RSUs vest over a service period of two to four years. Stock-based compensation expense is recognized based on the straight-line basis over the requisite service period. The Company accounts for forfeitures as they occur.

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	—	$—
Granted	28,233,515	3.91
Vested	(187,125)	4.00
Canceled and forfeited	(875,460)	3.97
Unvested and outstanding as of December 31, 2021	27,170,930	3.91

Total unrecognized compensation cost related to unvested RSUs is $106.3 million as of December 31, 2021, and it is expected to be recognized over a weighted-average period of 3.3 years.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Performance Restricted Stock Units
In August 2021 and November 2021, the Company granted performance-based restricted stock units (PRSUs), which become eligible to vest subject to the achievement of specified performance conditions within 18-months of the grant date. Compensation expense for PRSUs reflects the estimated probability that performance conditions will be met. As of December 31, 2021, 1,768,419 PRSUs have been granted with a weighted-average grant date fair value of $5.21, all of which were unvested at period end.
The Company recognized $3.0 million of stock-based compensation expense associated with the PRSUs for the year ended December 31, 2021. Total unrecognized compensation cost related to unvested PRSUs is $6.2 million as of December 31, 2021, and it is expected to be recognized within the next nine months.

2021 Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 13,000,000 shares of common stock for issuance. The 2021 ESPP became effective on October 25,2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. No shares have been issued under the 2021 ESPP as of December 31, 2021. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
The company recorded a modification charge of $2.6 million in 2021 relating to the cancellation of options granted to an executive officer of the Company without replacement.
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Year Ended
	December 31,
	2021	2020
Losses and loss adjustment expenses	$0.6	$0.1
Insurance related expenses	1.1	0.2
Technology and development	6.8	2.4
Sales and marketing	5.0	2.1
General and administrative	10.8	12.4
Total stock-based compensation expense	$24.3	$17.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

18. Income Taxes

Income tax expense

The Company and its U.S. subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated on a separate return basis. The Company’s international subsidiaries file various income tax returns in their respective jurisdictions.

Income (loss) before tax consists of the following (in millions)

	Year Ended December 31,
	2021	2020
United States	$(371.3)	$(143.2)
Foreign	0.6	—
Total	$(370.7)	$(143.2)

The components of the total provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020
Loss before income taxes	$(370.7)	$(143.2)
Income tax benefit from statutory rate	(77.9)	(30.1)
Effect of:
Meals, entertainment & parking	0.1	0.1
Deferred compensation	27.8	8.1
Transaction costs	0.1	0.1
State taxes	(7.2)	(1.1)
Non-deductible interest	5.5	—
Increase in valuation allowance	53.4	19.9
Other	(1.1)	1.2
Income taxes expense (benefit)	$0.7	$(1.8)

The components of the provision for income taxes are as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2021	2020
Income tax applicable to:
Current
State	$0.2	$0.2
Foreign	0.5	—
Total current provision	$0.7	$0.2
Deferred
Federal	$—	$(1.9)
State	—	(0.1)
Total deferred provision	$—	$(2.0)
Total provision for income taxes	$0.7	$(1.8)

Deferred tax

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$87.4	$35.4
Provision for commission	—	5.4
Intangible assets	3.5	3.1
Research and development credit	2.4	0.2
Deferred compensation	2.2	0.3
Unearned premium reserve	1.2	1.0
Loss reserve discount	0.6	0.1
Unrealized losses	0.2	—
Deferred rent	0.2	0.1
Other accruals	3.5	0.9
Interest expense limitation	—	0.6
Total deferred tax assets	$101.2	$47.1
Valuation allowance	(93.2)	(39.6)
Total deferred income tax assets	$8.0	$7.5
Deferred tax liabilities
Property and equipment	$0.3	$0.1
Provision for commission	0.2	—
Capitalized software	6.1	3.3
Acquired intangibles	0.2	0.5
Unrealized gains	—	0.4
Spinnaker stepped-up adjustment	—	2.9
Deferred acquisition costs	0.9	0.3
Other	0.3	—
Total deferred tax liabilities	$8.0	$7.5
Deferred income tax assets, net	$—	$—

Valuation Allowance

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of all available evidence, with primary focus on the Company’s history of recent losses, the Company has concluded that it is not more likely than not that the recorded deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its net deferred tax assets recorded as of December 31, 2021 and 2020.

Unrecognized Tax Benefits

The Company recognizes the tax benefit of tax positions taken in the consolidated financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the tax technical merits of the position. The tax benefit of a position that meets this standard is measured at the largest amount of benefit that is expected to be more likely than not to be realized on settlement. A liability is established for the difference between the tax benefit of positions taken in a tax return and the tax benefit of tax positions recognized in the consolidated financial statements.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The Company recognized $1.1 million and $0.0 million unrecognized tax benefit as of December 31, 2021 and 2020, respectively, fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2021 or 2020.

As of December 31, 2021, there were no material positions for which the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net Operating Losses

As of December 31, 2021, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards of $372.9 million and $136.3 million, respectively. The Company has $53.3 million of Dual Consolidating Losses in RHS, a 953(d) company. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal NOLs generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply.

In general, a corporation’s ability to utilize its NOL carryforwards may be subject to a substantial limitation due to ownership changes that may have occurred or that could occur in the future, as required by section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and research & development (“R&D”) credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by section 382 of the Code, results from transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups. The Company has performed a section 382 analysis and experienced two historical ownership changes in 2016 and 2018, and the Company’s tax attributes subject to such limitations under section 382 have been considered. Components of the NOL carryforwards are as follows (in millions):

		Indefinite
	20-year Carryforward	Carryforward
	Expires in 2035 - 2041	Period	Total
U.S. Federal	$62.4	$310.5	$372.9
U.S. State	136.3	—	136.3
Balance as of December 31, 2021	$198.7	$310.5	$509.2

Tax credit carryforwards

As of December 31, 2021, the Company has U.S. federal R&D credit carryforwards of $2.1 million, which have a 20-year carryforward and expire 2040-2041, as well as state R&D credit carryforwards of $1.8 million, which have an indefinite carryforward period.

Taxing Authority Audits

The Company’s income tax returns are subject to federal and state tax examinations. There are no pending tax examinations as of December 31, 2021. For U.S. federal purposes, the Company is open to examination for the 2018 – 2020 tax years and for state purposes, the Company is open for from 2017 – 2020 tax years. No interest or penalties were incurred during the years ended December 31, 2021 and 2020.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

19. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(371.4)	$(141.5)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	272,168,933	86,897,893
Net loss per share attributable to Hippo — basic and diluted	$(1.36)	$(1.63)
Potential dilutive securities that were not included in the diluted loss per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2021	2020
Convertible preferred stock (on an as if converted basis)	—	275,009,550
Outstanding options	47,538,926	58,168,262
Warrants to purchase common shares	9,000,000	33,127,646
Warrants to purchase preferred shares	—	17,344,906
Common stock subject to repurchase	5,008,767	9,499,253
RSU and PRSUs	28,939,349	—
Convertible notes	—	15,146,260
Total	90,487,042	408,295,877

20. Acquisitions

Spinnaker Insurance Company Acquisition
On August 31, 2020, the Company acquired 100% of all issued and outstanding share capital of Spinnaker, a privately-held entity that is an Illinois domiciled property and casualty insurance carrier licensed in 50 states plus the District of Columbia in exchange for cash consideration. The acquisition has been accounted for as a business combination and allows the Company to vertically integrate an insurance carrier and enhance the Company’s control over unit economics and future carrier capacity.

There were no other components of purchase consideration other than cash payments. The following table summarizes the closing date fair value of the consideration transferred, reflecting the measurement period adjustments recorded at the acquisition date (in millions).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Fair value of Consideration Transferred
Cash paid	$95.6
Less: consideration for settlement of pre-existing liability due to Spinnaker	(5.1)
Total value of consideration transferred	$90.5

The Company recognized $0.8 million of acquisition transaction costs as general and administrative expense in the Company’s consolidated statements of operations and comprehensive loss during the year ended December 31, 2020. The following table presents the allocation of the purchase price for Spinnaker, measured as of the acquisition date:(in millions):

	Acquisition-Date Fair Value	Estimated Useful Life of Finite-Lived Intangible Assets
Tangible assets acquired and (liabilities) assumed:
Investments:
Fixed maturities available-for-sale, at fair value	$45.7
Short term investments	5.0
Total investments	$50.7
Cash and cash equivalents	16.9
Restricted cash	2.1
Accounts receivable, net	18.3
Reinsurance recoverable on paid and unpaid losses and LAE	116.3
Ceding commissions receivable	18.7
Prepaid reinsurance premiums	131.9
Other assets	0.6
Accrued expenses and other liabilities	(6.6)
Loss and loss adjustment expense reserves	(93.3)
Unearned premiums	(132.1)
Reinsurance premium payable	(76.1)
Net tangible assets acquired	$47.4
Intangible assets acquired
Agency relationships	3.4	8 years
VOBA	0.1	2 years
State licenses	7.1	Indefinite
Goodwill	32.5
Total purchase price	$90.5

Goodwill represents the excess of the Purchase Consideration over the fair value of the net tangible and intangible assets acquired and has been allocated to the Company’s one operating segment. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Spinnaker’s property and casualty insurance carrier business into the Company’s homeowner’s insurance business to improve the Company’s speed to market for

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

new products and offers incremental revenue opportunities from Spinnaker’s existing programs. The goodwill recorded is not deductible for income tax purposes.

The results of operations of Spinnaker have been included in the Company’s consolidated statements of operations from the acquisition date. The following unaudited pro forma financial information gives effect to the acquisition of Spinnaker as if it were consummated on January 1, 2019, including pro forma adjustments related to the valuation and allocation of the purchase price, primarily amortization of acquired intangible assets; stock-based compensation expense; alignment of accounting policies; to Spinnaker’s historical financial statements; and direct transaction costs reflected in the historical financial statements. This data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition occurred on the assumed date. It should not be taken as representative of future results of operations of the Company (in millions):

Year Ended December 31, 2020
Pro forma revenue	$54.1
Pro forma net loss	$(136.6)

Agency Acquisition
On December 31, 2020, the Company acquired an insurance agency aggregator for purchase consideration of $24.4 million, consisting primarily of cash and the issuance of a convertible promissory note of $12.5 million. See Note 13 for additional information of the convertible promissory note. The acquisition allows the Company to continue to expand its customer base.

Of the total purchase consideration, $11.0 million has been recorded to acquired intangible assets, $13.9 million to goodwill, and $0.5 million of net liabilities, primarily working capital. The Company incurred $0.1 million in acquisition related costs, which were recognized as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The intangible assets acquired primarily relate to carrier and agency relationships and have a useful life of eight years. The Company valued the intangibles using income-based approaches including the excess earnings and relief from royalty method as well as the with and without approach. The goodwill represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including expected future synergies. The goodwill recognized is expected to be deductible for tax purposes.

Other Acquisition
On August 31, 2021, the Company acquired a software development and engineering consulting firm for the aggregate purchase price of $7.8 million, consisting of cash and equity. The acquisition has been accounted for as a business combination under ASC 805 and was made to further strengthen the Company’s technology and development capabilities. Of the total purchase consideration, $5.3 million has been recorded to goodwill, $0.6 million to acquired intangible assets, and $2.0 million to net working capital. The Company incurred $0.4 million in acquisition related costs which were recognized as general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Included in the arrangement is $9.2 million in equity instruments granted to certain employees that have vesting conditions contingent on certain performance milestones and are accounted for as equity-settled stock-based compensation transactions. These will be recorded as post-combination compensation expense over a service period of up to 18 months, when the performance milestones become probable, if not forfeited by the employees.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

21. Related Party
In December 2020, the Company acquired First Connect Insurance Services, a wholesale P&C insurance provider for independent agents interested in gaining access to the advanced quoting platforms that are provided by insurtech companies. One of our executive officers, Richard McCathron, was the President and Chief Executive Officer of First Connect Insurance services from 2012 to 2017 and owned greater than 10% of First Connect Insurance Services prior to the time of the transaction. The Company paid Mr. McCathron $6.4 million for his equity interests in First Connect Insurance Services prior to the transaction. The Company also entered into an agency aggregator agreement with First Connect. The Company incurred a total of $9.9 million of expenses during the year ended December 31, 2020 related to this agreement.
In October 2020, Hippo entered into a Master Services Agreement with Forecast Labs, LLC, which operates a startup studio for Comcast Ventures, LP, which provides accelerator and incubator services to select portfolio companies of Comcast Ventures. Comcast Ventures and its affiliated funds are beneficial owners of more than 5% of outstanding Hippo capital stock. Hippo incurred a total of $2.2 million of expenses during the year ended December 31, 2020 related to this agreement. As of December 31, 2021 this entity is no longer a related party.
In February 2020, Comcast Neptune, LLC assumed the Master Services Agreement between Loop Labs, Inc. d/b/a Notion and the Company. Comcast Neptune, LLC and its affiliated funds is a beneficial owner of more than 5% of our outstanding capital stock. The Company incurred a total of $3.2 million of expenses during the year ended December 31, 2020 related to this services agreement. As of December 31, 2021 this entity is no longer a related party.
In February 2019, the Company entered into an Accelerate Agreement with Comcast Ventures, LLC. Comcast Ventures, LLC and its affiliated funds are beneficial owners of more than 5% of our outstanding capital stock. The Company incurred over $120,000 of expenses during the year ended December 31, 2020 related to this services agreement. As of December 31, 2021 this entity is no longer a related party.
22. Statutory Financial Information
The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices (SAP) that differ from prescribed practices. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at amortized cost under SAP whereas such securities are carried at fair value under GAAP , and (d) the criteria for recognizing net DTAs and the methodologies used to determine such amounts are different under SAP and GAAP.

Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2021 and 2020, the company’s capital and surplus exceeds its authorized control level.

The statutory net income and statutory capital and surplus of the Company’s insurance subsidiaries in accordance with regulatory accounting practices were as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Statutory Net Income		Capital Surplus
	2021	2020	2021	2020
Statutory net income
U.S. insurance subsidiaries	$(0.5)	$6.6	$131.8	$69.6
International insurance subsidiary	(54.7)	(16.7)	7.7	22.6
Statutory capital and surplus	$(55.2)	$(10.1)	$139.5	$92.2
23. Dividend Restrictions
.
Spinnaker Insurance Company

The maximum amount of dividends that can be paid by an Illinois-domiciled property and casualty insurance company without prior approval of the Illinois Insurance Commissioner in a 12 month period, measured retrospectively from the date of payment, is the greater of (1) ten percent (10%) of surplus as regards policyholders as of December 31 of the preceding year; or (2) the net income of such insurer as of December 31 of the preceding year, provided unassigned funds (surplus) exceeds zero following payment of such dividends. At December 31, 2021, $11.7 million was available for the payment of dividends without prior approval of the Illinois Department of Insurance.

Spinnaker Specialty Insurance Company (“SSIC”) and Mainsail Insurance Company (“MIC”)

The maximum amount of dividends that can be paid by a Texas-domiciled property and casualty insurance company without prior approval of the Texas Insurance Commissioner in a 12 month period, measured retrospectively from the date of payment, is the greater of (1) ten percent (10%) of surplus as regards policyholders as of December 31, 2021; or (2) the net income of such insurer as of December 31, 2021. At December 31, 2021, surplus as regards policyholders for SSIC and MIC was $47.0 million and $10.0 million respectively. Net income was nil for SSIC and MIC for the year ended December 31, 2021.

RH Solutions Insurance (Cayman) Ltd.

The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advanced notice of any dividend payments. At December 31, 2021 and 2020, approximately $5.4 million and $28.0 million, respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared by the Directors. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) issuer under the Law, RH Solutions is required to maintain the Prescribed Capital Requirement (“PCR”) of $2.3 million, which is based on net earned premium during the fiscal year.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Prior to the Business Combination completed on August 2, 2021, RPTZ management concluded that a material weakness existed as of June 30, 2021 as a result of the misapplication of the accounting for warrants as liabilities described in RPTZ’s Annual Report on Form 10K/A for the year ended December 31, 2020, as filed with the SEC on May 17, 2021. Since the closing of the Business Combination, we have maintained a sufficient complement of personnel with an appropriate degree of knowledge, experience and training in accounting and internal control over financial reporting that is adequate for our accounting and reporting requirements and the matters that lead to RTPZ’s conclusion no longer exist.

Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination in August 2021. Prior to the Business Combination, our predecessor RTPZ was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as RTPZ’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. Due to the timing of the Business Combination and the unreasonable effort and expense that would be required to complete an assessment of our internal control over financial reporting as of December 31, 2021, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On March 8, 2022, the Board of Directors of Hippo Holdings Inc. (the “Company”) promoted Ran Harpaz to the position of Chief Operating Officer. Mr. Harpaz will continue to serve as the Company’s Chief Technology Officer. The biographical information and business experience of Mr. Harpaz is included in the Company’s Form S-1 Registration Statement (the “Registration Statement”) filed with the Securities and Exchange Commission on August 24, 2021, and those descriptions are incorporated herein by reference. Pursuant to his promotion, Mr. Harpaz will receive an annual salary of $500,000, effective March 16, 2022.

On March 10, 2022, the Board also approved the following annual salaries for the Company’s executive officers, effective March 16, 2022:

Assaf Wand, Chief Executive Officer, $600,000
Rick McCathron, President, $600,000
Stewart Ellis, Chief Financial Officer, $550,000
Simon Fleming-Wood, Chief Marketing Officer, $425,000
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1†	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Reinvent Technology Partners Z, RTPZ Merger Sub Inc. and, Hippo Enterprises, Inc.	S-4	7/8/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.	10-Q	11/10/2021	3.1
3.2	Amended and Restated Bylaws of Hippo Holdings Inc.	10-Q	11/10/2021	3.2
4.1	Specimen Warrant Certificate.	S-1	11/2/2020	4.4
4.2	Warrant Agreement, dated November 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/23/2020	4.1
4.3	Description of Hippo Holdings Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Form of Indemnification Agreement.	8-K	8/5/2021	10.1
10.2	Sponsor Support Agreement, dated March 3, 2021, by and among the Sponsor, each officer and director of RTPZ, RTPZ, and Old Hippo.	S-4	7/8/2021	10.14
10.3	Company Support Agreement, dated March 3, 2021, by and among RTPZ, Old Hippo, each officer and director of Old Hippo and certain stockholders of Old Hippo.	S-4	7/8/2021	10.15
10.4	Sponsor Agreement, dated March 3, 2021, by and among the Sponsor, RTPZ, and Old Hippo.	S-4	7/8/2021	10.16
10.5	Registration Rights Agreement by and among the Company, the Sponsor and the other holders of Class B ordinary shares, certain former stockholders of Old Hippo, and Reinvent Capital Fund LP.	8-K	8/5/2021	10.5
10.6*	Hippo Holdings Inc. 2021 Employee Stock Purchase Plan.	8-K	8/5/2021	10.6
10.7*	Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.7
10.8*	Form of Option Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.8
10.9*	Form of Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.9
10.10	Form of Subscription Agreement.	S-4	7/8/2021	10.21
10.11*	Offer Letter Agreement, dated as of February 5, 2019, by and between Hippo Analytics Inc. and Stewart Ellis.	S-4	7/8/2021	10.22
10.12*	Employment Agreement, dated as of December 9, 2015, by and between Hippo Analytics Inc. and Aviad Pinkovezky.	S-4	7/8/2021	10.23

10.13*	Offer Letter Agreement, dated as of October 14, 2020, by and between Hippo Analytics, Inc. and Simon Fleming-Wood.	S-4	7/8/2021	10.24
10.14*	Employment Agreement, dated as of January 1, 2016, by and between Hippo Analytics Inc. and Assaf Wand.	S-4	7/8/2021	10.25
10.15*	Employment Agreement, dated as of January 26, 2017, by and between Hippo Analytics Inc. and Rick McCathron.	S-4	7/8/2021	10.26
10.16*	Hippo Holdings Inc. Non-Employee Director Compensation Program.	8-K	8/5/2021	10.17
10.17	Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of January 30, 2019.	8-K	8/5/2021	10.18
10.18	First Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of May 9, 2019.	8-K	8/5/2021	10.19
10.19	Second Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.20
10.20	Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of June 14, 2019.	8-K	8/5/2021	10.21
10.21	Amendment to Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of November 24, 2020.	8-K	8/5/2021	10.22
10.22	Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of July 2, 2020.	8-K	8/5/2021	10.23
10.23	First Amendment to Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of October 29, 2020.	8-K	8/5/2021	10.24
10.24	Lease Agreement by and between 522 Congress, LP and Hippo Analytics Inc., dated as of December 15, 2017.	8-K	8/5/2021	10.25
10.25	First Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.26
10.26	Second Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of July 7, 2021.	8-K	8/5/2021	10.27
14.1	Code of Business Conduct and Ethics.	8-K	8/16/2021	14.1
21.1	List of Subsidiaries.				X
23.1	Consent of Ernst & Young LLP.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *				X

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)	X
*    Indicates management or board of directors contract or compensatory plan or arrangement.
**    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
†    This filing excludes schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally upon request by the SEC.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2022.

HIPPO HOLDINGS INC.
(Registrant)

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer
(Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stewart Ellis, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Assaf Wand	/s/ Richard McCathron
Assaf Wand	Richard McCathron
Chief Executive Officer, Chairperson of the Board	President, Director
(Principal Executive Officer)	March 14, 2022
March 14, 2022

/s/ Stewart Ellis	/s/ Amy Errett
Stewart Ellis	Amy Errett
Chief Financial Officer	Director
(Principal Accounting Officer)	March 14, 2022
March 14, 2022

/s/ Eric Feder	/s/ Lori Dickerson Fouché
Eric Feder	Lori Dickerson Fouché
Director	Director
March 14, 2022	March 14, 2022

/s/ Hugh R. Frater	/s/ Noah Knauf
Hugh R. Frater	Noah Knauf
Director	Director
March 14, 2022	March 10, 2022

/s/ Sam Landman	/s/ Sandra Wijnberg
Sam Landman	Sandra Wijnberg
Director	Director
March 14, 2022	March 14, 2022