Form 10-Q
period 2022-03-31
Hippo Holdings Inc.
filed 2022-05-16
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 568,103,749 shares of common stock as of May 9, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Hippo Holdings Inc. (“Hippo,” the “Company,” “we,” “us” and “our”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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
•our public securities’ liquidity and trading; and
•other factors detailed in the section titled “Risk Factors” in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $89.5 and $55.6, respectively)	$86.5	$54.9
Short-term investments	348.9	9.1
Total investments	435.4	64.0
Cash and cash equivalents	336.8	775.6
Restricted cash	44.8	43.1
Accounts receivable, net of allowance of $0.3 and $0.4, respectively	61.0	56.5
Reinsurance recoverable on paid and unpaid losses and LAE	321.4	266.9
Prepaid reinsurance premiums	236.0	231.6
Ceding commissions receivable	49.2	41.6
Capitalized internal use software	30.3	25.9
Goodwill	53.5	53.5
Intangible assets	30.3	32.2
Other assets	75.8	51.8
Total assets	$1,674.5	$1,642.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$282.4	$260.8
Unearned premiums	252.1	253.1
Reinsurance premiums payable	201.7	159.4
Provision for commission	14.4	12.3
Contingent consideration liability	14.1	11.6
Accrued expenses and other liabilities	101.1	83.8
Total liabilities	865.8	781.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 2,000,000,000 and 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 567,754,016 and 565,031,129 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,504.4	1,488.3
Accumulated other comprehensive loss	(3.3)	(0.7)
Accumulated deficit	(695.6)	(628.0)
Total Hippo stockholders’ equity	805.5	859.6
Noncontrolling interest	3.2	2.1
Total stockholders’ equity	808.7	861.7
Total liabilities and stockholders’ equity	$1,674.5	$1,642.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue:
Net earned premium	$9.0	$8.8
Commission income, net	11.5	5.2
Service and fee income	3.6	2.9
Net investment income	0.4	0.1
Total revenue	24.5	17.0
Expenses:
Losses and loss adjustment expenses	22.5	19.0
Insurance related expenses	13.2	5.8
Technology and development	14.7	6.9
Sales and marketing	24.9	24.7
General and administrative	16.5	8.3
Interest and other (income) expense	(1.0)	147.1
Total expenses	90.8	211.8
Loss before income taxes	(66.3)	(194.8)
Income tax expense	0.2	0.1
Net loss	(66.5)	(194.9)
Net income attributable to noncontrolling interests, net of tax	1.1	0.3
Net loss attributable to Hippo	$(67.6)	$(195.2)
Other comprehensive income:
Change in net unrealized gain or loss on investments, net of tax	(2.6)	(0.6)
Comprehensive loss attributable to Hippo	$(70.2)	$(195.8)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(67.6)	$(195.2)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	561,620,061	95,970,269
Net loss per share attributable to Hippo - basic and diluted	$(0.12)	$(2.03)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	565,031,129	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive income	—	—	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock upon exercise of stock options and vesting of RSUs	—	—	2,722,887	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Vesting of early exercised stock options	—	—	—	—	0.2	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	—	$—	567,754,016	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7

Balance at January 1, 2021	305,887,443	$344.8	92,547,014	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net loss	—	—	—	—	—	—	(195.2)	(195.2)	0.3	(194.9)
Other comprehensive income	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Issuance of common stock upon exercise of stock options	—	—	4,604,469	—	1.9	—	—	1.9	—	1.9
Vesting of early exercised stock options	—	—	171,695	—	0.2	—	—	0.2	—	0.2
Repurchase of common stock	—	—	(21,732)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9	—	2.9
Other	—	—	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance at March 31, 2021	305,887,443	$344.8	97,301,446	$—	$61.9	$(0.5)	$(451.9)	$(390.5)	$0.5	$(390.0)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(66.5)	$(194.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3.9	2.5
Stock–based compensation expense	13.4	2.5
Change in fair value of preferred stock warrant liabilities	—	97.1
Change in fair value of warrant liability	(1.2)	—
Change in fair value of contingent consideration liability	3.2	0.6
Change in fair value of derivative liability on notes	—	39.3
Amortization of debt discount	—	8.2
Non-cash service expense	—	7.0
Other non-cash items	0.2	2.7
Changes in assets and liabilities:
Accounts receivable, net	(4.5)	(5.4)
Reinsurance recoverable on paid and unpaid losses and LAE	(54.5)	(74.6)
Ceding commissions receivable	(7.6)	(6.4)
Prepaid reinsurance premiums	(4.4)	(26.6)
Other assets	(3.3)	(10.2)
Provision for commission	2.1	(3.1)
Accrued expenses and other liabilities	(2.3)	26.1
Loss and loss adjustment expense reserves	21.6	62.8
Unearned premiums	(1.0)	24.7
Reinsurance premiums payable	42.3	32.2
Net cash used in operating activities	(58.6)	(15.5)
Cash flows from investing activities:
Capitalized internal use software costs	(3.8)	(2.7)
Purchase of intangible assets	—	(3.3)
Purchases of property and equipment	(2.4)	—
Purchases of investments	(385.4)	(5.8)
Maturities of investments	12.8	0.7
Sales of investments	2.6	2.1
Other	(2.0)	—
Net cash used in investing activities	(378.2)	(9.0)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1.0)	—
Proceeds from exercise of options	1.2	1.9
Other	(0.5)	(1.7)
Net cash (used in) provided by financing activities	(0.3)	0.2

Net increase in cash, cash equivalents, and restricted cash	(437.1)	(24.3)
Cash, cash equivalents, and restricted cash at the beginning of the period	818.7	492.4
Cash, cash equivalents, and restricted cash at the end of the period	$381.6	$468.1

Supplemental disclosures of non-cash financing and investing activities:
Convertible promissory notes issued for services	—	7.0
Unpaid transaction costs	—	3.9
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to in these Notes to the Consolidated Financial Statements as “Hippo” or the “Company,” specializes in the underwriting, administration, and marketing of personal property and commercial insurance policies. The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company ("SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company has a wholly-owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”) which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers.

Hippo was originally incorporated under the name Reinvent Technology Partners Z (“RTPZ”) as a Cayman Islands exempted company on October 2, 2020 for the purpose of effecting a merger, capital stock-exchange, asset acquisition, share purchase, reorganization, or similar business combination. On August 2, 2021, RTPZ domesticated as a Delaware corporation and changed its name to “Hippo Holdings Inc.” (the “Domestication”) and consummated the merger (the “First Merger”) of RTPZ Merger Sub Inc. (“Merger Sub”), a Delaware corporation and subsidiary of RTPZ, with and into Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), with Old Hippo surviving the Merger as a wholly owned subsidiary of the Company immediately following the First Merger, and Old Hippo (as the surviving corporation of the First Merger) was merged with and into the Company, with the Company surviving (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Business Combination”). The Business Combination was completed pursuant to the terms of the Agreement and Plan of Merger, dated as of March 3, 2021, by and among RTPZ, Merger Sub and Old Hippo.
Basis of Presentation and Consolidation
The interim consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company’s consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted accordingly.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results for a full year.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, fair value of common stock prior to the Business Combination, stock-based awards, acquired intangible assets and goodwill, deferred tax

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases, and makes other conforming amendments to U.S. GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use (“ROU”) asset and lease liability, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative disclosures to enable users to understand the amount, timing, and judgements related to leases and the related cash flows. The Company adopted the new standard as of January 1, 2022, using the modified retrospective method of adoption with no adjustment to the opening balance sheet. The Company elected the package of practical expedients to not (i) reassess whether any expired or existing contracts are or contain a lease, (ii) reassess historical lease classifications for existing leases, and (iii) reassess initial direct costs for existing leases. The adoption of Topic 842 resulted in the recognition of lease liabilities of $17.4 million and corresponding ROU assets of $16.7 million which includes the effect of $0.7 million from reclassifying previously recognized deferred rent as an offset, in accordance with the transition guidance. The adoption of Topic 842 did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The Company early adopted Topic 326 effective January 1, 2022 using the modified retrospective approach which resulted in no cumulative-effect adjustment to retained earnings. The adoption of the accounting guidance did not have a material impact on the Company’s available-for-sale securities.

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2022, under the private company transition guidance and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Leases
Leases arise from contractual obligations that convey the right to control the use of an identified property, plant or equipment for a stated time period in exchange for consideration. The Company determines if an arrangement is, or contains a lease at contract inception. Lease classification is determined at the lease commencement date, on which the leased assets are available for the Company’s use. The Company recognizes a ROU asset and a corresponding lease liability at commencement date for operating leases. ROU assets are presented under other assets and lease liabilities are presented under accrued expenses and other liabilities in the consolidated balance sheets. The Company did not have any material finance leases in the periods presented.

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make payments during the lease term. ROU assets are recognized at the lease commencement date for the lease liability amount, adjusted for initial direct costs incurred and lease incentives received. Lease liabilities are recognized at commencement based on the present value of the future lease payments over the lease term. Lease terms may include options to extend or terminate the lease when the Company believes it is reasonably certain that the Company will exercise such options. Since the implicit discount rate for operating leases is not readily determinable, the Company uses an estimate of its incremental borrowing rate (“IBR”)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
on the lease commencement date in determining the present value of lease payments. IBR is determined based on information available at lease commencement including interest rates, credit ratings, credit spreads, and lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company accounts for lease and non-lease components as a single lease component. Accordingly, the Company includes fixed non-lease components with lease payments for the purpose of calculating lease right-of-use assets and liabilities. Non-lease components that are not fixed are expensed as incurred as variable lease payments. The Company does not record leases on the balance sheet that have a term of 12 months or less at the lease commencement date.
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$15.1	$—	$(0.2)	$14.9
States, and other territories	5.8	—	(0.4)	5.4
Corporate securities	40.2	—	(1.0)	39.2
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.9	—	(0.7)	10.2
Commercial mortgage-backed securities	6.6	—	(0.4)	6.2
Asset backed securities	10.0	—	(0.3)	9.7
Total fixed maturities available-for-sale	89.5	—	(3.0)	86.5
Short-term investments:
U.S. government and agencies	349.2	—	(0.3)	348.9
Total	$438.7	$—	$(3.3)	$435.4

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$9.3	$—	$—	$9.3
States, and other territories	5.8	—	(0.1)	5.7
Corporate securities	17.3	—	(0.2)	17.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.8	—	(0.2)	10.6
Commercial mortgage-backed securities	4.8	—	(0.1)	4.7
Asset backed securities	6.7	—	(0.1)	6.6
Total fixed maturities available-for-sale	$55.6	$—	$(0.7)	$54.9
Short-term investments:
U.S. government and agencies	9.1	—	—	9.1
Total	$64.7	$—	$(0.7)	$64.0

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of March 31, 2022, and December 31, 2021 (in millions):

	March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$14.4	$(0.2)	$0.5	$—	$14.9	$(0.2)
States, and other territories	0.5	—	4.9	(0.4)	5.4	(0.4)
Corporate securities	25.9	(0.4)	10.8	(0.6)	36.7	(1.0)
Residential mortgage-backed securities	3.0	(0.2)	6.5	(0.5)	9.5	(0.7)
Commercial mortgage-backed securities	—	—	4.3	(0.4)	4.3	(0.4)
Asset backed securities	4.6	(0.1)	4.2	(0.2)	8.8	(0.3)
Short-term investments:
U.S. government and agencies	348.9	(0.3)	—	—	348.9	(0.3)
Total	$397.3	$(1.2)	$31.2	$(2.1)	$428.5	$(3.3)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
States, and other territories	5.2	(0.1)	—	—	5.2	(0.1)
Corporate securities	15.9	(0.2)	—	—	15.9	(0.2)
Residential mortgage-backed securities	10.5	(0.2)	—	—	10.5	(0.2)
Commercial mortgage-backed securities	4.7	(0.1)	—	—	4.7	(0.1)
Asset backed securities	5.4	(0.1)	—	—	5.4	(0.1)
Total	$41.7	$(0.7)	$—	$—	$41.7	$(0.7)

    The Company has determined that unrealized losses as of March 31, 2022 and December 31, 2021 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Company determined that an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	March 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$8.4	$8.3
After one year through five years	46.8	45.6
After five years	6.8	6.5
Residential mortgage-backed securities	10.9	10.2
Commercial mortgage-backed securities	6.6	6.2
Asset backed securities	10.0	9.7
Total fixed maturities available-for-sale	$89.5	$86.5
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the three months ended March 31, 2022 and 2021, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Fixed maturities income	$0.2	$0.1
Short-term investment income	0.2	—
Total gross investment income	0.4	0.1
Investment expenses	—	—
Net investment income	$0.4	$0.1

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, or fixed maturities, available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $9.0 million and $8.4 million as of March 31, 2022 and December 31, 2021, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$141.4	$219.2
Money market funds	161.4	556.4
Treasury bills	34.0	—
Total cash and cash equivalents	336.8	775.6

Restricted cash:
Fiduciary assets	26.7	25.0
Letters of credit and cash on deposit	18.1	18.1
Total restricted cash	44.8	43.1
Total cash, cash equivalents, and restricted cash	$381.6	$818.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
4. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$161.4	$—	$—	$161.4
Treasury bills	34.0	—	—	34.0
Total cash equivalents	195.4	—	—	195.4
Fixed maturities available-for-sale:
U.S. government and agencies	14.9	—	—	14.9
States, and other territories	—	5.4	—	5.4
Corporate securities	—	39.2	—	39.2
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	10.2	—	10.2
Commercial mortgage-backed securities	—	6.2	—	6.2
Asset backed securities	—	9.7	—	9.7
Total fixed maturities available-for-sale	14.9	71.6	—	86.5
Short term investments
U.S. government and agencies	348.9	—	—	348.9
Total financial assets	$559.2	$71.6	$—	$630.8

Financial liabilities:
Contingent consideration liability	$—	$—	$14.1	$14.1
Public warrants	1.6	—	—	1.6
Private placement warrants	—	1.5	—	1.5
Total financial liabilities	$1.6	$1.5	$14.1	$17.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2022.
Contingent Consideration
The contingent consideration, relating to the Company’s 2019 acquisition of North American Advantage Insurance Services, LLC, is re-valued to fair value at the end of each reporting period using the present value of future payments based on an estimate of revenue and customer renewals. North American Advantage Insurance Services, LLC’s ultimate parent company was Lennar Corporation, a related party of the Company. There is no limit to the maximum potential contingent consideration as the consideration is based on acquired customer retention. The table below presents the changes in the contingent consideration liability valued using Level 3 inputs (in millions):

	2022	2021
Balance as of January 1,	$11.6	$12.0
Payments of contingent consideration	(0.7)	(0.7)
Changes in fair value	3.2	0.6
Balance as of March 31,	$14.1	$11.9

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Stock Warrant Liabilities
The preferred stock warrants were issued through the issuance of Series A-2 and Series C-1 Preferred Stock in March 2017 and October 2018, respectively. The warrants were vested immediately. Prior to the Business Combination on August 2, 2021, the holders exercised their warrants for 2,494,116 shares of Old Hippo preferred stock in exchange for 17,344,906 shares of the Company’s common stock.
The warrants were classified as a liability as the underlying redeemable convertible preferred stock was not considered redeemable and would have required us to transfer assets upon exercise. The warrants were recorded at fair value upon issuance and are subject to remeasurement of fair value using the Black-Scholes-Merton option-pricing model at each balance sheet date.
The table below presents changes in the preferred stock warrant liability valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$22.9
Changes in fair value	97.1
Balance as of March 31,	$120.0
The following assumptions were used in determining fair value of the convertible preferred stock warrant liabilities:

March 31, 2021
Fair value of Series A-2 Preferred Stock	$59.10
Fair value of Series C-1 Preferred Stock	$59.73
Exercise price A-2 Preferred Stock	$1.57
Exercise price C-1 Preferred Stock	$11.74
Expected term (in years)	1.6-6.0
Expected volatility	29.0%-43.8%
Risk-free interest rate	0.1%-1.2%
Expected dividend yield	—%

Derivative liability on notes

The embedded derivative liabilities on the previously issued and outstanding convertible promissory notes were re-valued to the then current fair value at the end the reporting period using the income-based approach with or without a 10% discount. The expected time to conversion used in the mark to market valuation was 0.3-2.9 years. The table below presents the changes in derivative liability on convertible promissory notes valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$113.3
Initial measurement of new derivative	2.8
Changes in fair value	39.3
Balance as of March 31,	$155.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
5. Intangible Assets

		March 31, 2022			December 31, 2021
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	6.7	$13.5	$(2.1)	$11.4	$13.5	$(1.7)	$11.8
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	3.0	13.7	(6.6)	7.1	13.7	(6.0)	7.7
Developed technology	—	—	—	—	3.6	(2.7)	0.9
VOBA	—	—	—	—	0.1	(0.1)	—
Other	6.5	2.0	(0.7)	1.3	2.0	(0.7)	1.3
Total intangible assets, net		$39.7	$(9.4)	$30.3	$43.4	$(11.2)	$32.2

Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $1.9 million and $1.4 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other. Amortization expense related to value of business acquired (VOBA) is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	March 31, 2022	December 31, 2021
	(in millions)
Capitalized internal use software	$40.7	$34.5
Less: accumulated amortization	(10.4)	(8.6)
Total capitalized internal use software	$30.3	$25.9
Amortization expense totaled $1.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Other Assets

	March 31, 2022	December 31, 2021
	(in millions)
Prepaid expenses	$26.1	$21.2
Claims receivable	25.0	24.4
Lease right-of-use assets	15.9	—
Other	8.8	6.2
Total other assets	$75.8	$51.8

8. Accrued Expenses and Other Liabilities

	March 31, 2022	December 31, 2021
	(in millions)
Claim payments outstanding	$25.3	$23.2
Lease liability	16.6	—
Advances from customers	13.7	8.7
Deferred revenue	10.8	11.2
Employee related accruals	8.1	8.5
Premium refund liability	6.1	4.8
Fiduciary liability	4.6	3.7
Accrued licenses and taxes	3.2	5.8
Warrant liability	3.1	4.3
Other	9.6	13.6
Total accrued expenses and other liabilities	$101.1	$83.8

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the three months ended March 31, (in millions):

	2022	2021
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$260.8	$105.1
Reinsurance recoverables on unpaid losses	(217.0)	(92.1)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	43.8	13.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	25.3	19.4
Prior years	(2.8)	(0.4)
Total incurred	22.5	19.0
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	8.8	9.8
Prior year	10.4	4.4
Total paid	19.2	14.2

Reserve for losses and LAE, net of reinsurance recoverables at end of period	47.1	17.8
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	235.3	150.1
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$282.4	$167.9
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.

Net incurred losses and LAE experienced favorable development of $2.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The prior period development of $2.8 million was driven primarily by favorable net loss development relating to the 2021 accident year, resulting in a net release of $2.1 million from attritional reserves and $0.7 million from catastrophe reserves. These changes are generally a result of ongoing analysis of claims emergence patterns and loss trends.
Unpaid loss and LAE includes anticipated salvage and subrogation recoverable. The amount of anticipated salvage and subrogation recoverable is insignificant as of March 31, 2022.
10. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic risks. The Company’s insurance company subsidiaries have entered into proportional and non-proportional reinsurance treaties, under which a significant portion of the liabilities have been ceded to third party reinsurers. The Company also assumes risk from non-affiliated insurance carriers.

Proportional Reinsurance Treaties — Hippo

For the Company’s primary homeowners reinsurance treaties commencing in 2021 and 2022, the Company secured proportional, quota share reinsurance from a diverse panel of third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements which incepted in 2021. All reinsurers are either rated “A-” Excellent or better by AM Best, or are collateralized. The Company retains approximately 10% of the premium through its insurance company subsidiaries. Additionally, the reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, and may increase the amount of risk retained by the Company in excess of the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreements.

Non-Proportional Reinsurance — Hippo

The Company further reduces its risk retention through the purchase of non-proportional reinsurance, primarily excess of loss catastrophe coverage (“XOL”). Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company or other managing general agents (“MGAs”).

In 2021, the per-risk program protected the Company from large, individual claims that are less likely to be associated with catastrophes, such as house fires. The Company purchased this coverage for the benefit of its retained shares for losses on single policies in excess of $0.5 million. The per-risk reinsurance program was not continued in 2022.

Other Reinsurance

Other Spinnaker reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained by the Company in excess of the Company’s proportional participation. Such provisions are recognized in the period the experience to date under the agreement.

The Company also purchases a corporate catastrophe XOL program, which provides protection to the Company from catastrophes that could impact a large number of insurance policies. The XOL program provides protection so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects the Company from all but the most severe catastrophic events.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, hold substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No amounts have been recorded in the three months ended

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
March 31, 2022 and 2021 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance as of and for the three months ended March 31, 2022, and 2021 (in millions).

	For the Three Months Ended March 31,
	2022			2021
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$117.0	$120.1	$90.9	$95.1	$71.0	$142.1
Assumed	0.1	—	0.3	4.1	3.4	5.3
Gross	117.1	120.1	91.2	99.2	74.4	147.4
Ceded	(116.5)	(111.1)	(68.7)	(92.0)	(65.6)	(128.4)
Net	$0.6	$9.0	$22.5	$7.2	$8.8	$19.0

As of March 31, 2022 and December 31, 2021, a provision for sliding scale commissions of $9.2 million and $8.6 million, respectively, is included in provision for commission on the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, a receivable for sliding scale commissions of $3.1 million and $2.7 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of March 31, 2022 and December 31, 2021, a provision for loss participation features of $16.4 million and $8.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended March 31,
	2022		2021
	Amount	% of GWP	Amount	% of GWP
State
Texas	$33.9	28.9%	$33.0	33.3%
California	22.1	18.9%	18.9	19.1%
Florida	6.8	5.8%	5.8	5.8%
Georgia	6.1	5.2%	4.1	4.1%
Illinois	3.5	3.0%	3.1	3.1%
Colorado	3.2	2.7%	2.5	2.5%
Missouri	3.0	2.6%	2.4	2.4%
Arizona	3.1	2.6%	2.4	2.4%
Ohio	2.6	2.2%	2.0	2.0%
New Jersey	2.6	2.2%	2.2	2.2%
Other	30.2	25.8%	22.8	23.0%
Total	$117.1	100%	$99.2	100%

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
12. Commitments and Contingencies
Legal Proceedings
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
On January 20, 2022, Hippo filed a demurrer, moving to dismiss the claims alleged in the complaint against Hippo. The Court sustained Hippo’s demurrer, dismissing all claims against Hippo without prejudice. On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). Hippo’s responsive pleading is due on June 1, 2022. Hippo’s CEO has yet to be properly served in the matter. The lawsuit is in the early stages and, at this time, the Company is unable to predict the outcome and cannot estimate the likelihood or magnitude of the Company’s possible or potential loss contingency.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2026, some of which include options to extend the leases for up to 5 years. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably certain.

For the three months ended March 31, 2022, the Company recognized operating lease expense of $1.0 million in the consolidated statement of operations. Under ASC 840, the operating lease expense during the three months ended March 31, 2021 was $0.7 million.

The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2022 were as follows:

Weighted average remaining lease term	4.29
Weighted average discount rate	3.38%

Maturities of operating lease liabilities by fiscal year as of March 31, 2022 are as follows (in millions):

Operating Leases
2022 (Remainder)	$2.9
2023	3.9
2024	4.0
2025	3.7
2026	2.7
Thereafter	—
Total undiscounted lease payments	17.2
Less: Imputed interest	(0.6)
Present value of lease payments	16.6

As of March 31, 2022, the Company has entered in additional operating leases for office space that have not yet commenced with total future lease obligations of $7.2 million. These operating leases are expected to commence during 2022.

The following table presents supplemental cash flow information about the Company’s operating leases (in millions):

Three Months Ended
March 31, 2022
Cash paid for amounts included in measurement of liabilities
Operating cash flows from operating leases	$(1.0)
Right-of-use assets obtained in exchange for new operating liabilities	$—
14. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS,” respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 2 billion shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
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

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2021	47,538,926	$1.39	8.30	$84.8
Granted	—	—
Exercised	(1,753,435)	0.64
Cancelled/Expired	(1,336,079)	1.23
Outstanding as of March 31, 2022	44,449,412	$1.35	8.04	$45.5
Vested and exercisable as of March 31, 2022	17,879,890	$0.94	7.72	$21.2
The aggregate intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $2.5 million and $34.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Total unrecognized compensation cost of $25.2 million as of March 31, 2022 is expected to be recognized over a weighted-average period of 2.2 years.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises of the 9.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The related number of unvested shares subject to repurchase as of March 31, 2022 was 2,362,894.

In 2020 and 2021, certain employees early exercised stock options with cash. On March 31, 2022 and December 31, 2021, the Company had $2.0 million and $2.2 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 1,888,525 and 2,060,221, respectively.
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

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	27,170,930	$3.91
Granted	3,808,702	1.98
Vested	(1,409,457)	3.93
Canceled and forfeited	(1,546,494)	3.86
Unvested and outstanding as of March 31, 2022	28,023,681	$3.65

Total unrecognized compensation cost related to unvested RSUs is $90.9 million as of March 31, 2022, and it is expected to be recognized over a weighted-average period of 3.1 years.
Performance Restricted Stock Units
In August 2021 and November 2021, the Company granted performance-based restricted stock units (PRSUs), which become eligible to vest subject to the achievement of specified performance conditions within 18 months of the grant date. Compensation expense for PRSUs reflects the estimated probability that performance conditions will be met.
The Company recognized $2.3 million of stock-based compensation expense associated with the PRSUs for the three months ended March 31, 2022. Total unrecognized compensation cost related to unvested PRSUs is $3.9 million as of March 31, 2022, and it is expected to be recognized within the next six months.

2021 Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 13,000,000 shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. No shares have been issued under the 2021 ESPP as of March 31, 2022. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Losses and loss adjustment expenses	$0.7	$0.1
Insurance related expenses	1.3	0.1
Technology and development	5.2	0.4
Sales and marketing	2.4	1.0
General and administrative	3.8	0.9
Total stock-based compensation expense	$13.4	$2.5
15. Income Taxes

The consolidated effective tax rate was (0.3)% and (0.1)% for the three months ended March 31, 2022 and 2021, respectively. The difference between the rate for the three months ended March 31, 2022 and 2021 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of March 31, 2022 and 2021, the Company has $1.1 million and $0.0 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No interest or penalties were incurred during the three months ended March 31, 2022 and 2021.
16. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(67.6)	$(195.2)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	561,620,061	95,970,269
Net loss per share attributable to Hippo — basic and diluted	$(0.12)	$(2.03)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	March 31,
	2022	2021
Convertible preferred stock (on an as if converted basis)	—	305,887,443
Outstanding options	44,449,412	68,856,873
Warrants to purchase common shares	9,000,000	33,384,616
Warrants to purchase preferred shares	—	17,344,906
Common stock subject to repurchase	4,251,406	12,003,660
RSU and PRSUs	29,792,100	—
Convertible notes	—	149,377,472
Total	87,492,918	586,854,969

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.
Overview
Hippo is a different kind of home protection company, built from the ground up to provide a standard of care and protection for homeowners. Our goal is to make homes safer and better protected so that customers spend less time worrying about the burdens of homeownership and more time enjoying their homes and the life within. Harnessing real-time data, smart home technology, and a growing suite of home services, we have created an integrated home protection platform.
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
As a digital-first, customer-centric company, we offer an improved customer value proposition and are well-positioned to succeed in this growing market. By making our policies fast and easy to buy, designing coverages around the needs of modern homeowners, and offering a proactive, white-glove claims experience, we have created an active partnership with our customers to better protect their homes, which saves our customers money and is expected to deliver a better economic outcome for Hippo.
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
This strategy also helps support our growth: third party reinsurance helps decrease the statutory capital required to support new business growth. As a result, we expect to be able to grow at an accelerated pace with lower capital investments upfront than we would otherwise require. We have a successful track record of securing the appropriate reinsurance coverage with strong reinsurance carriers, providing a solid foundation for a long-term, sustainable model.
Reinsurance
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaty commencing in 2022, we secured proportional, quota share reinsurance from a diverse panel of eleven third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or are appropriately collateralized. We retain approximately 10% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Similar to the prior year, we saw increased use of loss participation features in the 2022 reinsurance agreements, which may increase the amount of risk retained by our insurance company subsidiaries in excess of our pro rata participation. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo
We also purchase non-proportional XOL reinsurance. Through our ownership of our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks we are assuming from policies underwritten by us or other managing general agents (“MGAs”). We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
Other Reinsurance

Spinnaker purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained the Company in excess of our pro-rata participation. Such provisions are recognized in the period the experience to date under the agreement.

Spinnaker also purchases a corporate catastrophe XOL program that sits above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. This program provides protection to the Company from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.

Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including our ability to:
•attract new customers,
•retain customers,
•expand nationally across the United States,
•expand fee income and premium through cross-sales to existing customers, and
•manage risk.
For more information about these factors, see our Annual Report on Form 10-K for the year ended December 31, 2021.

Our financial condition and results of operations have also been, and will continue to be, affected by seasonal patterns in both our rate of customer acquisition and the incurrence of claims losses. Based on historical experience, existing and potential customers move more frequently during the summer months of the year, compared to the rest of the calendar year. As a result, we may see greater demand for new or expanded insurance coverage, and increased engagement resulting in proportionately more growth during the third quarter. We expect that as we grow, expand geographically, and launch new products, the impact of seasonal variability on our rate of growth may decrease.

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
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. While we have underwriting authority and responsibility for administering claims (see Claim Processing Fee below), we take a proportional risk associated with policies written on third-party carriers. Rather, we work with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of ceding commission, and remit the balance premium to the respective insurers. Subsequent ceding commission adjustments arising from policy changes such as endorsements are recognized when the adjustments can be reasonably estimated.
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
For both MGA and insurance agency activities, we recognize commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing our portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities. The MGA commission is subject to adjustments, higher or lower (commonly referred to as “commission slide”), depending on the underwriting performance of the policies placed by us. We are required to return a portion of our MGA commission due to commission slide on the policies placed as an MGA if the underwriting performance varies due to higher Hippo programs’ loss ratio from provisional performance of the Hippo programs’ loss ratio. We also return a portion of our MGA commission if the policies are cancelled before the term of the policy. Accordingly. we reserve for commission slide using estimated Hippo programs’ loss ratio performance, or a cancellation reserve as a reduction of revenue for each period presented in our statement of operations and comprehensive loss.
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
Expenses
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. The expenses are a function of the size and term of the insurance policies and the loss experience and loss participation features associated with the underlying risks. LAE are based on actuarial assumptions and management judgements, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE also include employee compensation (including stock-based compensation and benefits) of our claims processing teams, as well as allocated occupancy costs and related overhead based on headcount.
Insurance Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-based compensation and benefits) of our underwriting teams, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
Technology and Development
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development also include allocated facility costs and related overhead based on headcount.
We expense development costs as incurred, except for costs related to internal-use software development projects, which are capitalized and subsequently depreciated over the expected useful life of the developed software. We expect our technology and development costs to increase for the foreseeable future as we continue to invest in research and development activities to achieve our technology development roadmap.
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

	Three Months Ended
	March 31,
	2022	2021
	($ in millions)
Total Generated Premium	$153.7	$123.1
Total Revenue	24.5	17.0
Net Loss attributable to Hippo	(67.6)	(195.2)
Adjusted EBITDA	(48.5)	(35.6)
Gross Loss Ratio	76%	198%

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

i)Gross written premium (“GWP”) — a GAAP measure defined above; and
ii)Gross placed premium — premium of policies placed with third-party insurance companies, for which we do not retain insurance risk and for which we earn a commission payment, and policy fees charged by us to the policyholders on the effective date of the policy.
Our TGP for the three months ended March 31, 2022 grew 25% year-over-year to $153.7 million from $123.1 million for the three months ended March 31, 2021. The growth was driven primarily by growth across channels in existing states, expansion into new states, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our insurance company, Spinnaker. As of March 31, 2022, we were selling policies in 37 states as compared to 34 states as of March 31, 2021.
The following table presents TGP for the periods presented (in millions):

	Three Months Ended March 31,
	2022	2021	Change
Gross Written Premium	$117.1	$99.2	$17.9
Gross Placed Premium	36.6	23.9	12.7
Total Generated Premium	$153.7	$123.1	$30.6

Total Revenue
For the three months ended March 31, 2022, total revenue was $24.5 million, an increase of $7.5 million compared to $17.0 million for the three months ended March 31, 2021. This increase was primarily driven by increases in commission income, net, and service and fee income of $6.3 million and $0.7 million, respectively. The increases in net earned premium were partially offset by additional catastrophe XOL coverages that were placed in the first quarter of 2022 in connection with certain quota share reinsurance contracts that provide an allowance for the Company to purchase XOL, which is recognized over the term of the underlying policies in place.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to non-controlling interest, net of tax.
For the three months ended March 31, 2022, net loss attributable to Hippo was $67.6 million, a decrease of $127.6 million compared to $195.2 million for the three months ended March 31, 2021. This was primarily driven by an decrease in other (income) expense of $148.1 million. In the first quarter of 2021, we recorded fair value losses on preferred stock warrants and derivative liability on our convertible promissory notes of $136.4 million and interest expense of $10.6 million on the convertible promissory notes. These instruments were settled in the third quarter of 2021. The decrease was also due an increase in revenues of $7.5 million. These amounts were partially offset by an increase in other expenses as a result of the growth in our business and an increase in public company costs.
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, other non-cash fair market value adjustments, and contingent consideration for one of our acquisitions and other transactions that we consider to be unique in nature.
For the three months ended March 31, 2022, adjusted EBITDA loss was $48.5 million, an increase of $12.9 million compared to $35.6 million for the three months ended March 31, 2021, due primarily to an increase in employee-related costs due to an increase in headcount to support our growth, along with an increase in public company costs.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net loss attributable to Hippo	$(67.6)	$(195.2)
Adjustments:
Net investment income	(0.4)	(0.1)
Depreciation and amortization	3.9	2.5
Interest expense	—	10.6
Stock-based compensation	13.4	2.5
Fair value adjustments	(1.2)	136.4
Contingent consideration charge	3.2	0.6
Other one-off transactions	—	7.0
Income taxes (benefit) expense	0.2	0.1
Adjusted EBITDA	$(48.5)	$(35.6)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended
	March 31,
	2022	2021
Gross Losses and LAE	$91.2	$147.4
Gross Earned Premium	120.1	74.4
Gross Loss Ratio	76%	198%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended
	March 31,
	2022	2021
PCS Losses	19%	136%
Non-PCS Losses	57%	62%
Gross Loss Ratio	76%	198%

For the three months ended March 31, 2022, our Gross Loss Ratio was 76% compared with 198% for the three months ended March 31, 2021. The decrease was primarily due to the impact of Texas winter storm Uri in February 2021, which was 111 percentage points of our Gross Loss Ratio for the three months ended March 31,

2021. The decrease is also attributable to gross reserve releases relating to prior accident years of $6.8 million or 6% and $16.0 million or 13% of PCS and non-PCS events, respectively.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Three Months Ended
	March 31,
	2022	2021
Net Losses and LAE	$22.5	$19.0
Net Earned Premium	9.0	8.8
Net Loss Ratio	250%	216%

For the three months ended March 31, 2022, our Net Loss Ratio was 250% compared with 216% for the three months ended March 31, 2021. The increase was due to an increase in our loss and loss adjustment expense as a result of the growth in our business in which we retain more risk from loss participation clauses in several of our proportional reinsurance treaties, offset by net reserve releases of $2.8 million on prior accident years. Although there was an increase in gross earned premium, net earned premium remained flat period over period due to the increased cost of XOL premiums for our catastrophic coverage, which resulted in an increase to our ceded earned premium, and a lower net earned premium.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021	Change	% Change
Revenue:
Net earned premium	$9.0	$8.8	$0.2	2%
Commission income, net	11.5	5.2	6.3	121%
Service and fee income	3.6	2.9	0.7	24%
Net investment income	0.4	0.1	0.3	300%
Total revenue	24.5	17.0	7.5	44%
Expenses:
Losses and loss adjustment expenses	22.5	19.0	3.5	18%
Insurance related expenses	13.2	5.8	7.4	128%
Technology and development	14.7	6.9	7.8	113%
Sales and marketing	24.9	24.7	0.2	1%
General and administrative	16.5	8.3	8.2	99%
Interest and other (income) expense	(1.0)	147.1	(148.1)	(101)%
Total expenses	90.8	211.8	(121.0)	(57)%
Loss before income taxes	(66.3)	(194.8)	128.5	(66)%
Income tax expense	0.2	0.1	0.1	100%
Net loss	(66.5)	(194.9)	128.4	(66)%

Net income attributable to noncontrolling interests, net of tax	1.1	0.3	0.8	267%
Net loss attributable to Hippo	$(67.6)	$(195.2)	$127.6	(65)%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(2.6)	(0.6)	(2.0)	333%
Comprehensive loss attributable to Hippo	$(70.2)	$(195.8)	$125.6	(64)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Net Earned Premium
For the three months ended March 31, 2022, net earned premium was $9.0 million, an increase of $0.2 million compared to $8.8 million for the three months ended March 31, 2021. The increase was due primarily to an increase in gross earned premium due to year-over-year growth of our total book of business, offset by an increased cost of XOL premiums for our catastrophic coverage. This results in an increase in ceded earned premium, which results in a lower net earned premium. XOL is purchased to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. An amount of $7.4 million and $3.3 million was offset against earned premium for XOL in the first quarter of 2022 and the first quarter of 2021, respectively.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three months ended months ended March 31, 2022 and 2021 (in millions).

	Three Months Ended
	March 31,
	2022	2021	Change
Gross written premium	$117.1	$99.2	$17.9
Ceded written premium	116.5	92.0	24.5
Net written premium	0.6	7.2	(6.6)
Change in unearned premium	8.4	1.6	6.8
Net earned premium	$9.0	$8.8	$0.2
Commission Income, Net
For the three months ended March 31, 2022, commission income was $11.5 million, an increase of $6.3 million, or 121%, compared to $5.2 million for the three months ended March 31, 2021. The increase was due primarily to increased ceding commissions, including fronting fees, of $6.1 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
Service and Fee Income
For the three months ended March 31, 2022, service and fee income was $3.6 million, an increase of $0.7 million, or 24%, compared to $2.9 million for the three months ended March 31, 2021. The increase was due primarily to increased policy fees due to an increase in the volume of policies placed by us as an MGA.
Net Investment Income
For the three months ended March 31, 2022, net investment income was $0.4 million, an increase of $0.3 million, compared to $0.1 million for the three months ended March 31, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business Combination in August 2021. We are mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S. government and agencies.
Losses and Loss Adjustment Expenses

For the three months ended March 31, 2022, loss and loss adjustment expenses were $22.5 million, an increase of $3.5 million, compared to $19.0 million for the three months ended March 31, 2021. The increase was due primarily to an increase in employee-related expenses of $2.0 million for our claims processing department, including an increase in stock-based compensation of $0.6 million, driven by an increase in headcount to support our growth. There was also an increase attributable to loss participation features of $8.1 million. This was offset by a net reserve release of $2.8 million relating to prior accident years. The remaining offset was primarily attributed to improved loss experience.

Insurance Related Expenses
For the three months ended March 31, 2022, insurance related expenses were $13.2 million, an increase of $7.4 million, or 128%, compared to $5.8 million for the three months ended March 31, 2021. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $2.9 million, an increase in employee-related expenses of $1.5 million, including an increase in stock-based compensation of $1.2 million, driven by an increase in headcount to support our growth, and an increase in amortization expense attributable to capitalized internal use software of $0.8 million.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended
	March 31,
	2022	2021
Amortization of deferred direct acquisition costs, net	$4.6	$1.7
Employee-related costs	2.8	1.3
Underwriting costs	2.0	1.6
Amortization of capitalized internal use software	1.8	1.0
Other	2.0	0.2
Total	$13.2	$5.8
Direct acquisition costs were $14.2 million for the for the three months ended March 31, 2022, of which $9.6 million was offset by ceding commission income.

Direct acquisition costs were $4.3 million for the for the three months ended March 31, 2021, of which $2.6 million was offset by ceding commission income.
Technology and Development Expenses
For the three months ended March 31, 2022, technology and development expenses were $14.7 million, an increase of $7.8 million, or 113%, compared to $6.9 million for the three months ended March 31, 2021. The increase was due primarily to an increase in employee-related costs of $6.8 million, including an increase in stock-based compensation of $4.8 million, driven by an increase in headcount to support our long-term product roadmap and business growth.
Sales and Marketing Expenses
For the three months ended March 31, 2022, sales and marketing expenses were $24.9 million, an increase of $0.2 million, or 1%, compared to $24.7 million for the three months ended March 31, 2021. The increase was due primarily to an increase in employee-related expenses of $3.4 million, including an increase in stock-based compensation of $1.4 million, driven by an increase in headcount to support our growth, an increase due to the change in fair value of contingent consideration of $2.7 million, and an increase in facilities and IT costs of $0.9 million. These amounts were offset by a decrease in service fees of $7.0 million related to the issuance of a convertible promissory note in the first quarter of 2021.
General and Administrative Expenses
For the three months ended March 31, 2022, general and administrative expenses were $16.5 million, an increase of $8.2 million, or 99%, compared to $8.3 million for the three months ended March 31, 2021. The increase was due primarily to an increase in employee-related expenses of $4.8 million, including an increase in stock-based compensation of $2.9 million, driven by an increase in headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $1.8 million and an increase in professional services costs of $0.9 million, related to the increased cost of public company requirements.
Interest and Other (Income) Expense
For the three months ended March 31, 2022, other income was $1.0 million, an increase of $148.1 million compared to an expense of $147.1 million for the three months ended March 31, 2021. The increase was due primarily to fair value losses on preferred stock warrants and the derivative liability on our convertible promissory notes of $136.4 million and interest expense of $10.6 million on the convertible promissory notes, recorded in the first quarter of 2021. These instruments were settled in the third quarter of 2021. In the first quarter of 2022 we recorded a gain on the change in fair value of our outstanding warrants of $1.2 million.
Income Taxes
For the three months ended March 31, 2022, income tax expense was $0.2 million, an increase of $0.1 million, compared to $0.1 million for the three months ended March 31, 2021.
Liquidity and Capital Resources
Sources of Liquidity
In August 2021, we completed the Business Combination. In connection with this transaction, we received net proceeds of approximately $450 million. We also received proceeds of $29.0 million from the exercise of preferred stock warrants immediately prior to the Business Combination.
Our existing sources of liquidity include cash and cash equivalents and marketable securities as of March 31, 2022, we had $381.6 million of cash and restricted cash and $435.4 million of available-for-sale fixed income securities and short term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of March 31, 2022, is $19.2 million, and there were no outstanding amounts under this agreement.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, and from net proceeds from a private placement transaction in connection with the Business Combination, the Business Combination, and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be available on favorable terms, or at all.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended
	March 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(58.6)	$(15.5)	$(43.1)
Investing activities	$(378.2)	$(9.0)	$(369.2)
Financing activities	$(0.3)	$0.2	$(0.5)
Operating Activities
Cash used in operating activities was $58.6 million for the three months ended March 31, 2022, an increase of $43.1 million, from $15.5 million for the three months ended March 31, 2021. This increase was due primarily to changes in our operating assets and liabilities of $31.1 million due to the timing of payments and collections.
Investing Activities
Cash used in investing activities was $378.2 million for the three months ended March 31, 2022, due primarily to purchases of investments.
Cash used in investing activities was $9.0 million for the three months ended March 31, 2021, due primarily to purchases of investments and intangibles.
Financing Activities
Cash used in financing activities was $0.3 million for the three months ended March 31, 2022, primarily driven by taxes paid related to net share settlement of RSUs and payments of contingent consideration, partially offset by proceeds from share exercises.
Cash provided by financing activities was $0.2 million for the three months ended March 31, 2021, due primarily to the proceeds from share exercises partially offset by payments for reverse recapitalization transaction costs and contingent consideration.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2021, other than an increase in Unpaid Loss and Loss Adjustment Expense, certain operating leases as disclosed in Note 13 of the consolidated financial statements, or the agreement to purchase office space as noted below. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
On February 24, 2022, Spinnaker, a wholly owned subsidiary of Hippo Holdings Inc., entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Elevate Sabine Investors LP (the “Seller”). The Purchase Agreement was amended effective March 24, 2022 (the “Amendment” and, together with the Purchase Agreement, the “Agreement”). Pursuant to the Agreement, Spinnaker will purchase from the Seller certain real property, improvements and personal property located at 701 E. 5th Street, Austin, Texas 78701, as well as Seller’s interest in and to certain leases and other agreements, licenses, permits and approvals as set forth in the Agreement (together, the “Property”). The Property will be used as office space for employees of Hippo Holdings Inc. and affiliated companies.

Subject to certain prorations and adjustments as provided for in the Agreement, the purchase price for the Property will be approximately $30.0 million in cash due at closing. Spinnaker deposited $2.0 million into escrow in February 2022. The Agreement was terminable by Spinnaker in Spinnaker’s sole discretion and without cause until April 21, 2022. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions.

Hippo Analytics Inc., an affiliate of Hippo Holdings Inc., is currently party to a lease agreement with the Seller to occupy a portion of the Property once it is fully built and ready to occupy. The future minimum rental payments for the leased space total $11.7 million.
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
Recent Accounting Pronouncements
The information set forth under Note 1 to the consolidated financial statements under the caption “Description of Business and Summary of Significant Accounting Policies” is incorporated herein by reference.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed significantly since December 31, 2021.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 12 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.
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
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described below. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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
•We are exposed to risk through our captive reinsurer, RHS, which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through MGA.
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
•The COVID-19 pandemic has caused disruption to our operations and may negatively impact our business, key metrics, or results of operations in numerous ways that remain unpredictable.
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
•Our results of operations and financial condition may be adversely impacted by environmental, social and governance (“ESG”) requirements.
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
•Some provisions of our Certificate of Incorporation and Bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and they may prevent attempts by our stockholders to replace or remove our current management.
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

We incurred net losses on an annual basis since our incorporation in 2015 and had an accumulated deficit of $695.6 million and $628.0 million, as of March 31, 2022, and December 31, 2021, respectively. We incurred net losses of $371.4 million in the year ended December 31, 2021. We also incurred net losses of $67.6 million for the three months ended March 31, 2022. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount significantly in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Our revenue grew from $51.6 million for the year ended December 31, 2020 to $91.2 million for the year ended December 31, 2021. Our total employees grew from 392 as of December 31, 2020 to 621 employees as of December 31, 2021, and to 645 employees as of March 31, 2022. In addition, from December 31, 2020 to March 31, 2022, Hippo expanded from offering Hippo’s current insurance policies in 32 states to 37 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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

Our primary reinsurance contracts generally have a fixed term, per occurrence limits, and may be subject to variable commission adjustments and loss participation features, including loss corridors and loss ratio caps. Each reinsurer’s share in the interest and liabilities related to the reinsurance contract varies, and the reinsurers are severally—but not jointly—liable under the applicable reinsurance contract. Further, these reinsurance agreements may not be required to cover renewals of policies that the insurance carrier is required by law to renew or write, and we may not be able to lawfully cancel or non-renew insurance policies in a manner that assures ongoing reinsurance protection under our reinsurance contracts.

We may change the structure of our reinsurance arrangements in the future, which may impact our overall risk profile and financial and capital condition. We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same coverage, limits, pricing, or other terms as are currently available, as such availability depends in part on factors outside of our control. The existing or new contracts may not provide sufficient reinsurance protection. Market forces and external factors (such as significant losses from hurricanes, wildfires, severe weather, or terrorist attacks) or an increase in capital requirements, impact the availability of coverage, limits, and pricing of the reinsurance we purchase. If we are unable to maintain our current level of reinsurance coverage, extend our expiring reinsurance contracts, or purchase new reinsurance protection with the coverage, limits, and pricing and in the amounts that we consider sufficient, we would have to either accept an increase in our retained risk exposure, reduce our insurance writings, or develop or seek other alternatives.

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

Given current market conditions and our historical loss experience, there is an increased use of loss participation features in our 2022 proportional reinsurance agreements. These features will likely increase the amount of risk retained by the Company in excess of our pro-rata participation and in excess of the amount retained under the prior year reinsurance agreement. Given these provisions, the percentage of risk retained will likely also exceed the percentage of premium retained. Our final loss participation and risk retention will be dependent on various factors including our ability to implement rate increases, our attritional loss experience, and the impact of weather events on our book of business.

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

Cyber-incidents are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. The COVID-19 pandemic has increased cybersecurity risk as a result of global remote working arrangements that may continue and which present opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. In addition, according to U.S. Government sources and others, the conflict involving Russia and Ukraine has resulted in a heightened risk of cyber-incidents against companies, supply chain vendors and others based in the U.S. or in U.S.-allied regions.

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

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissibly discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Refer to Note 12.

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

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of March 31, 2022, our insurance program was approved to be sold in 37 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

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

In January 2020, the Company began assuming insurance risk of policies underwritten by Hippo through a wholly-owned Cayman domiciled insurance captive, RHS. We retain approximately 10% of the proportional premium through Spinnaker or RHS. However, given the adjustable features in our proportional reinsurance agreements, the percentage of risk retained will likely exceed the percentage of premium retained.

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

In September of 2020, the Company acquired Spinnaker Insurance Company. The Company has since formed a domestic surplus lines carrier that underwrites policies on surplus lines business. Carriers that are subsidiaries of the Company only write business on a program basis through our MGA and through other non-affiliated general agents and managing general agents. The Company could, in the future, form or acquire additional carriers. All unaffiliated programs written through our carriers are reinsured and, as a result, the Company’s carriers retain a limited amount of risk. We currently cede approximately 75% to 100% of the risk. However, because reinsurance includes limits and exclusions, may be subject to termination (including cutoff of certain liabilities at termination), and further may be subject to collection risk, the Company is subject to the risk that it will retain more risk than it anticipates.

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

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of March 31, 2022, our insurance program is approved to be sold in 37 states.

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

Furthermore, the COVID-19 pandemic has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates and interest rates. An economic slowdown of potentially extended duration or a global recession could result in an increase in fraudulent claims or a decrease in home sales, an increase in costs associated with claims under our policies, as well as an increase in the number of customers experiencing difficulty paying premiums, any of which could have a material adverse effect on our business and results of operations. Due to the speed with which the COVID-19 situation has developed and is continuing to develop, the global breadth of its spread, including the emergence of variants, the range of governmental and community health and safety measures in response to the pandemic, and wide variation in vaccine availability and uptake, uncertainty around the duration and ultimate impact of the pandemic persists, and the related financial impact on our business could change and cannot be accurately predicted at this time. For a further discussion of the effects of the COVID-19 pandemic on our business.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of March 31, 2022, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

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

Some provisions of our Certificate of Incorporation and Bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and they may prevent attempts by our stockholders to replace or remove our current management.

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

As a result, included on our consolidated balance sheet are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On February 24, 2022, Spinnaker, a wholly owned subsidiary of Hippo Holdings Inc., entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Elevate Sabine Investors LP (the “Seller”). The Purchase Agreement was amended effective March 24, 2022 (the “Amendment” and, together with the Purchase Agreement, the “Agreement”). Pursuant to the Agreement, Spinnaker will purchase from the Seller certain real property, improvements and personal property located at 701 E. 5th Street, Austin, Texas 78701, as well as Seller’s interest in and to certain leases and other agreements, licenses, permits and approvals as set forth in the Agreement (together, the “Property”). The Property will be used as office space for employees of Hippo Holdings Inc. and affiliated companies.

Subject to certain prorations and adjustments as provided for in the Agreement, the purchase price for the Property will be approximately $30.0 million in cash due at closing. Spinnaker deposited $2.0 million into escrow in February 2022. The Agreement was terminable by Spinnaker in Spinnaker’s sole discretion and without cause until April 21, 2022. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions.

Hippo Analytics Inc., an affiliate of Hippo Holdings Inc., is currently party to a lease agreement with the Seller to occupy a portion of the Property once it is fully built and ready to occupy. The future minimum rental payments for the leased space total $11.7 million.

The foregoing summary of the Agreement is qualified in its entirety by reference to the full text of the Purchase Agreement and the Amendment, copies of which are attached hereto as Exhibits 10.1 and 10.2 and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Purchase and Sale Agreement, dated February 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP
10.2	First Amendment to Purchase and Sale Agreement, dated March 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 16, 2022.

HIPPO HOLDINGS INC.

By:	/s/ Assaf Wand
Name:	Assaf Wand
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer