Form 10-Q
period 2022-06-30
Hippo Holdings Inc.
filed 2022-08-11
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 572,365,169 shares of common stock as of August 5, 2022.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $107.3 million and $55.6 million, respectively)	$102.6	$54.9
Short-term investments	351.7	9.1
Total investments	454.3	64.0
Cash and cash equivalents	277.5	775.6
Restricted cash	47.0	43.1
Accounts receivable, net of allowance of $0.2 million and $0.4 million, respectively	66.6	56.5
Reinsurance recoverable on paid and unpaid losses and LAE	291.4	266.9
Prepaid reinsurance premiums	263.4	231.6
Ceding commissions receivable	50.0	41.6
Capitalized internal use software	34.0	25.9
Goodwill	53.5	53.5
Intangible assets	29.2	32.2
Other assets	62.5	51.8
Total assets	$1,629.4	$1,642.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$268.8	$260.8
Unearned premiums	282.9	253.1
Reinsurance premiums payable	192.4	159.4
Provision for commission	13.3	12.3
Accrued expenses and other liabilities	120.6	95.4
Total liabilities	878.0	781.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 2,000,000,000 and 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 572,362,393 and 565,031,129 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,522.8	1,488.3
Accumulated other comprehensive loss	(4.9)	(0.7)
Accumulated deficit	(768.8)	(628.0)
Total Hippo stockholders’ equity	749.1	859.6
Noncontrolling interest	2.3	2.1
Total stockholders’ equity	751.4	861.7
Total liabilities and stockholders’ equity	$1,629.4	$1,642.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Net earned premium	$11.2	$10.2	$20.2	$19.0
Commission income, net	12.9	6.5	24.4	11.6
Service and fee income	3.5	4.1	7.1	7.1
Net investment income	1.1	0.1	1.5	0.2
Total revenue	28.7	20.9	53.2	37.9
Expenses:
Losses and loss adjustment expenses	29.2	21.4	51.7	38.7
Insurance related expenses	17.4	8.5	30.6	16.0
Technology and development	16.5	7.5	31.2	14.5
Sales and marketing	19.4	22.2	44.3	46.9
General and administrative	18.2	8.8	34.7	17.1
Interest and other (income) expense	(0.3)	36.0	(1.3)	183.1
Total expenses	100.4	104.4	191.2	316.3
Loss before income taxes	(71.7)	(83.5)	(138.0)	(278.4)
Income tax expense	0.3	0.2	0.5	0.3
Net loss	(72.0)	(83.7)	(138.5)	(278.7)
Net income attributable to noncontrolling interests, net of tax	1.5	0.8	2.6	1.1
Net loss attributable to Hippo	$(73.5)	$(84.5)	$(141.1)	(279.8)
Other comprehensive income:
Change in net unrealized gain or loss on investments, net of tax	(1.6)	0.3	(4.2)	(0.3)
Comprehensive loss attributable to Hippo	$(75.1)	$(84.2)	$(145.3)	$(280.1)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(73.5)	$(84.5)	$(141.1)	$(279.8)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	566,107,642	98,295,275	563,876,248	97,139,194
Net loss per share attributable to Hippo - basic and diluted	$(0.13)	$(0.86)	$(0.25)	$(2.88)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	565,031,129	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive income	—	—	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock from stock plans	—	—	2,722,887	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	—	$—	567,754,016	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7
Net loss	—	—	—	—	—	—	(73.5)	(73.5)	1.5	(72.0)
Other comprehensive income	—	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Issuance of common stock from stock plans	—	—	4,698,351	—	2.3	—	—	2.3	—	2.3
Repurchase of common stock	—	—	(89,974)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Stock-based compensation expense	—	—	—	—	17.8	—	—	17.8	—	17.8
Other	—	—	—	—	—	—	0.3	0.3	(2.4)	(2.1)
Balance at June 30, 2022	—	$—	572,362,393	$—	$1,522.8	$(4.9)	$(768.8)	$749.1	$2.3	$751.4

Balance at January 1, 2021	305,887,443	$344.8	92,547,014	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net loss	—	—	—	—	—	—	(195.2)	(195.2)	0.3	(194.9)
Other comprehensive income	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Issuance of common stock from stock plans	—	—	4,776,164	—	2.1	—	—	2.1	—	2.1
Repurchase of common stock	—	—	(21,732)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9	—	2.9
Other	—	—	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance at March 31, 2021	305,887,443	$344.8	97,301,446	$—	$61.9	$(0.5)	$(451.9)	$(390.5)	$0.5	$(390.0)
Net loss	—	—	—	—	—	—	(84.5)	(84.5)	0.8	(83.7)
Other comprehensive loss	—	—	—	—	—	0.2	—	0.2	—	0.2
Issuance of common stock from stock plans	—	—	1,455,257	—	0.8	—	—	0.8	—	0.8
Stock-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Balance at June 30, 2021	305,887,443	$344.8	98,756,703	$—	$65.8	$(0.3)	$(536.4)	$(470.9)	$1.3	$(469.6)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(138.5)	$(278.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7.4	5.0
Stock–based compensation expense	29.3	5.3
Change in fair value of preferred stock warrant liabilities	—	114.6
Change in fair value of warrant liability	(2.6)	—
Change in fair value of contingent consideration liability	2.4	1.3
Change in fair value of derivative liability on notes	—	46.5
Amortization of debt discount	—	17.1
Non-cash service expense	—	7.0
Other non-cash items	0.2	5.4
Changes in assets and liabilities:
Accounts receivable, net	(10.1)	(17.0)
Reinsurance recoverable on paid and unpaid losses and LAE	(24.5)	(108.7)
Ceding commissions receivable	(8.4)	(12.9)
Prepaid reinsurance premiums	(31.8)	(65.9)
Other assets	9.1	(10.6)
Provision for commission	1.0	(15.2)
Accrued expenses and other liabilities	7.3	30.4
Loss and loss adjustment expense reserves	8.0	90.1
Unearned premiums	29.8	66.2
Reinsurance premiums payable	33.0	50.9
Net cash used in operating activities	(88.4)	(69.2)
Cash flows from investing activities:
Capitalized internal use software costs	(7.7)	(5.5)
Purchase of intangible assets	—	(3.3)
Purchases of property and equipment	(3.0)	—
Purchases of investments	(408.0)	(7.1)
Maturities of investments	13.3	2.0
Sales of investments	4.2	3.7
Other	(2.0)	—
Net cash used in investing activities	(403.2)	(10.2)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(2.7)	—
Proceeds from issuances of common stock	3.3	2.6
Payments for reverse recapitalization and transaction costs	—	(4.1)
Other	(3.2)	(1.3)
Net cash used in financing activities	(2.6)	(2.8)

Net increase in cash, cash equivalents, and restricted cash	(494.2)	(82.2)
Cash, cash equivalents, and restricted cash at the beginning of the period	818.7	492.4
Cash, cash equivalents, and restricted cash at the end of the period	$324.5	$410.2

Supplemental disclosures of non-cash financing and investing activities:
Convertible promissory notes issued for services	—	7.0
Unpaid transaction costs	—	1.1

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to in these Notes to the Consolidated Financial Statements as “Hippo” or the “Company,” specializes in the underwriting, administration, and marketing of personal property and commercial insurance policies. The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. Hippo Analytics Inc. offers its insurance products through licensed insurance agents and direct-to-consumer channels. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company ("SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company has a wholly-owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”), which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers.

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
Leases
Leases arise from contractual obligations that convey the right to control the use of an identified property, plant or equipment for a stated time period in exchange for consideration. The Company determines if an arrangement is, or contains a lease at contract inception. Lease classification is determined at the lease commencement date, on which the leased assets are available for the Company’s use. The Company recognizes a ROU asset and a corresponding lease liability at commencement date for operating leases. ROU assets are presented under other assets, and lease liabilities are presented under accrued expenses and other liabilities in the consolidated balance sheets. The Company did not have any material finance leases in the periods presented.

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
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$21.2	$—	$(0.4)	$20.8
States and other territories	5.8	—	(0.4)	5.4
Municipal securities	3.1	—	—	3.1
Corporate securities	43.6	—	(1.8)	41.8
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	15.6	—	(1.1)	14.5
Commercial mortgage-backed securities	6.5	—	(0.6)	5.9
Asset backed securities	10.6	—	(0.4)	10.2
Total fixed maturities available-for-sale	107.3	—	(4.7)	102.6
Short-term investments:
U.S. government and agencies	352.0	—	(0.3)	351.7
Total	$459.3	$—	$(5.0)	$454.3

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$9.3	$—	$—	$9.3
States and other territories	5.8	—	(0.1)	5.7
Corporate securities	17.3	—	(0.2)	17.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.8	—	(0.2)	10.6
Commercial mortgage-backed securities	4.8	—	(0.1)	4.7
Asset backed securities	6.7	—	(0.1)	6.6
Total fixed maturities available-for-sale	$55.6	$—	$(0.7)	$54.9
Short-term investments:
U.S. government and agencies	9.1	—	—	9.1
Total	$64.7	$—	$(0.7)	$64.0

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of June 30, 2022, and December 31, 2021 (in millions):

	June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$19.1	$(0.3)	$1.8	$(0.1)	$20.9	$(0.4)
States and other territories	1.5	(0.1)	3.8	(0.3)	5.3	(0.4)
Corporate securities	32.9	(1.1)	8.9	(0.7)	41.8	(1.8)
Residential mortgage-backed securities	8.1	(0.3)	6.4	(0.8)	14.5	(1.1)
Commercial mortgage-backed securities	2.3	(0.1)	3.7	(0.5)	6.0	(0.6)
Asset backed securities	7.4	(0.2)	2.8	(0.2)	10.2	(0.4)
Short-term investments:
U.S. government and agencies	349.5	(0.3)	—	—	349.5	(0.3)
Total	$420.8	$(2.4)	$27.4	$(2.6)	$448.2	$(5.0)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
States and other territories	5.2	(0.1)	—	—	5.2	(0.1)
Corporate securities	15.9	(0.2)	—	—	15.9	(0.2)
Residential mortgage-backed securities	10.5	(0.2)	—	—	10.5	(0.2)
Commercial mortgage-backed securities	4.7	(0.1)	—	—	4.7	(0.1)
Asset backed securities	5.4	(0.1)	—	—	5.4	(0.1)
Total	$41.7	$(0.7)	$—	$—	$41.7	$(0.7)

    The Company has determined that unrealized losses as of June 30, 2022 and December 31, 2021 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	June 30, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$9.7	$9.6
After one year through five years	61.7	59.6
After five years	3.2	2.8
Residential mortgage-backed securities	15.6	14.5
Commercial mortgage-backed securities	6.5	5.9
Asset backed securities	10.6	10.2
Total fixed maturities available-for-sale	$107.3	$102.6
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the three and six months ended June 30, 2022 and 2021, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest on cash and cash equivalents	$0.2	$—	$0.2	$—
Fixed maturities income	0.2	0.1	0.5	0.2
Short-term investment income	0.7	—	0.9	—
Total gross investment income	1.1	0.1	1.6	0.2
Investment expenses	—	—	(0.1)	—
Net investment income	$1.1	$0.1	$1.5	$0.2

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $11.4 million and $8.4 million as of June 30, 2022 and December 31, 2021, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$194.6	$219.2
Money market funds	76.7	556.4
Treasury bills	6.2	—
Total cash and cash equivalents	277.5	775.6

Restricted cash:
Fiduciary assets	28.7	25.0
Letters of credit and cash on deposit	18.3	18.1
Total restricted cash	47.0	43.1
Total cash, cash equivalents, and restricted cash	$324.5	$818.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
4. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$76.7	$—	$—	$76.7
Treasury bills	6.2	—	—	6.2
Total cash equivalents	82.9	—	—	82.9
Fixed maturities available-for-sale:
U.S. government and agencies	20.8	—	—	20.8
States and other territories	—	5.4	—	5.4
Municipal securities	—	3.1	—	3.1
Corporate securities	—	41.8	—	41.8
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	14.5	—	14.5
Commercial mortgage-backed securities	—	5.9	—	5.9
Asset backed securities	—	10.2	—	10.2
Total fixed maturities available-for-sale	20.8	81.8	—	102.6
Short term investments
U.S. government and agencies	351.7	—	—	351.7
Total financial assets	$455.4	$81.8	$—	$537.2

Financial liabilities:
Contingent consideration liability	$—	$—	$12.4	$12.4
Public warrants	0.9	—	—	0.9
Private placement warrants	—	0.8	—	0.8
Total financial liabilities	$0.9	$0.8	$12.4	$14.1

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$556.4	$—	$—	$556.4
Total cash equivalents	556.4	—	—	556.4
Fixed maturities available-for-sale:
U.S. government and agencies	9.3	—	—	9.3
States and other territories	—	5.7	—	5.7
Corporate securities	—	17.1	—	17.1
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	10.6	—	10.6
Commercial mortgage-backed securities	—	4.7	—	4.7
Asset backed securities	—	6.6	—	6.6
Total fixed maturities available-for-sale	9.3	45.6	—	54.9
Short term investments
U.S. government and agencies	—	9.1	—	9.1
Total financial assets	$565.7	$54.7	$—	$620.4

Financial liabilities:
Contingent consideration liability	$—	$—	$11.6	$11.6
Public warrants	2.2	—	—	2.2
Private placement warrants	—	2.1	—	2.1
Total financial liabilities	$2.2	$2.1	$11.6	$15.9
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2022.
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

	2022	2021
Balance as of January 1,	$11.6	$12.0
Payments of contingent consideration	(1.6)	(1.7)
Changes in fair value	2.4	1.3
Balance as of June 30,	$12.4	$11.6

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Stock Warrant Liabilities
The preferred stock warrants were issued through the issuance of Series A-2 and Series C-1 Preferred Stock in March 2017 and October 2018, respectively. The warrants were vested immediately. Prior to the Business Combination on August 2, 2021, the holders exercised their warrants for 2.5 million shares of Old Hippo preferred stock in exchange for 17.3 million shares of the Company’s common stock.
The warrants were classified as a liability as the underlying redeemable convertible preferred stock was not considered redeemable and would have required us to transfer assets upon exercise. The warrants were recorded at fair value upon issuance and are subject to remeasurement of fair value using the Black-Scholes-Merton option-pricing model at each balance sheet date.
The table below presents changes in the preferred stock warrant liability valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$22.9
Changes in fair value	114.6
Balance as of June 30,	$137.5
The following assumptions were used in determining fair value of the convertible preferred stock warrant liabilities:

June 30, 2021
Fair value of Series A-2 Preferred Stock	$66.64
Fair value of Series C-1 Preferred Stock	$66.74
Exercise price A-2 Preferred Stock	$1.57
Exercise price C-1 Preferred Stock	$11.74
Expected term (in years)	1.3-5.7
Expected volatility	26.6%-29.1%
Risk-free interest rate	0.1%-1.1%
Expected dividend yield	—%

Derivative liability on notes

The embedded derivative liabilities on the previously issued and outstanding convertible promissory notes were re-valued to the then current fair value at the end the reporting period using the income-based approach with or without a 10% discount. The expected time to conversion used in the mark to market valuation was 0.1-2.9 years. The table below presents the changes in derivative liability on convertible promissory notes valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$113.3
Initial measurement of new derivative	2.8
Changes in fair value	46.5
Balance as of June 30,	$162.6

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
5. Intangible Assets

		June 30, 2022			December 31, 2021
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	6.4	$13.5	$(2.5)	$11.0	$13.5	$(1.7)	$11.8
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	2.8	13.7	(7.3)	6.4	13.7	(6.0)	7.7
Developed technology	—	—	—	—	3.6	(2.7)	0.9
VOBA	—	—	—	—	0.1	(0.1)	—
Other	6.4	1.7	(0.4)	1.3	2.0	(0.7)	1.3
Total intangible assets, net		$39.4	$(10.2)	$29.2	$43.4	$(11.2)	$32.2

Amortization expense related to intangible assets for the three months ended June 30, 2022 and 2021 was $1.1 million and $1.3 million, respectively, and for six months ended June 30, 2022 and 2021 was $3.0 million and $2.7 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships, and other.
6. Capitalized Internal Use Software

	June 30, 2022	December 31, 2021
	(in millions)
Capitalized internal use software	$46.5	$34.5
Less: accumulated amortization	(12.5)	(8.6)
Total capitalized internal use software	$34.0	$25.9
Amortization expense related to capitalized internal use software for the three months ended June 30, 2022 and 2021 was $2.1 million and $1.1 million, respectively, and for the six months ended June 30, 2022 and 2021 was $3.9 million and $2.1 million, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Other Assets

	June 30, 2022	December 31, 2021
	(in millions)
Prepaid expenses	$19.4	$21.2
Claims receivable	13.0	24.4
Lease right-of-use assets	20.8	—
Property and equipment	4.0	1.1
Other	5.3	5.1
Total other assets	$62.5	$51.8

8. Accrued Expenses and Other Liabilities

	June 30, 2022	December 31, 2021
	(in millions)
Claim payments outstanding	$27.9	$23.2
Lease liability	21.7	—
Advances from customers	14.0	8.7
Deferred revenue	10.4	11.2
Employee related accruals	6.6	8.5
Premium refund liability	7.5	4.8
Fiduciary liability	3.9	3.7
Contingent consideration liability	12.4	11.6
Other	16.2	23.7
Total accrued expenses and other liabilities	$120.6	$95.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the six months ended June 30, (in millions):

	2022	2021
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$260.8	$105.1
Reinsurance recoverables on unpaid losses and LAE	(217.0)	(92.1)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	43.8	13.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	57.7	39.0
Prior years	(6.0)	(0.3)
Total incurred	51.7	38.7
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	28.2	19.5
Prior year	12.8	5.1
Total paid	41.0	24.6

Reserve for losses and LAE, net of reinsurance recoverables at end of period	54.5	27.1
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	214.3	168.1
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$268.8	$195.2
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.

Net incurred losses and LAE experienced favorable development of $6.0 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively. The prior period development of $6.0 million was driven primarily by favorable net loss development relating to the 2021 accident year, resulting in a net release of $3.5 million from attritional reserves and $2.5 million from catastrophe reserves. These changes are generally a result of ongoing analysis of claims emergence patterns and loss trends.
10. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic losses. The Company’s insurance company subsidiaries have entered into proportional and non-proportional reinsurance treaties, under which a significant portion of the liabilities have been ceded to third party reinsurers. The Company also assumes risk from non-affiliated insurance carriers.

Proportional Reinsurance Treaties — Hippo

For the Company’s primary homeowners reinsurance treaties commencing in 2021 and 2022, the Company secured quota share reinsurance from a diverse panel of third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements which incepted in 2021. All reinsurers are either rated “A-” Excellent or better by AM Best, or are collateralized. The Company retains approximately 10% of the premium through its insurance company subsidiaries. Additionally, the reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which may increase the amount of risk retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreements.

Non-Proportional Reinsurance — Hippo

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company further reduces its risk retention through the purchase of non-proportional reinsurance, primarily excess of loss catastrophe coverage (“XOL”). Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company.

Other Reinsurance

Other Spinnaker reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained by the Company in excess of the Company’s proportional participation. Such provisions are recognized in the period based on the experience to date under the agreement.

The Company also purchases a corporate catastrophe XOL program, which provides protection to the Company from catastrophes that could impact a large number of insurance policies underwritten by the Company or other managing general agents (“MGAs”). The XOL program provides protection so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects the Company from all but the most severe catastrophic events.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three and six months

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
ended June 30, 2022 and 2021 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance as of and for the three and six months ended June 30, 2022, and 2021 (in millions).

	For the Three Months Ended June 30,
	2022			2021
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$161.7	$128.8	$99.0	$129.3	$83.9	$135.7
Assumed	0.1	—	2.0	(0.7)	3.2	4.8
Gross	161.8	128.8	101.0	128.6	87.1	140.5
Ceded	(147.2)	(117.6)	(71.8)	(116.4)	(76.9)	(119.1)
Net	$14.6	$11.2	$29.2	$12.2	$10.2	$21.4

	For the Six Months Ended June 30,
	2022			2021
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$278.8	$248.8	$189.9	$224.3	$154.9	$276.1
Assumed	0.1	0.1	2.3	3.4	6.6	10.1
Gross	278.9	248.9	192.2	227.7	161.5	286.2
Ceded	(263.6)	(228.7)	(140.5)	(208.4)	(142.5)	(247.5)
Net	$15.3	$20.2	$51.7	$19.3	$19.0	$38.7

As of June 30, 2022 and December 31, 2021, a provision for sliding scale commissions of $10.4 million and $8.6 million, respectively, is included in provision for commission on the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, a receivable for sliding scale commissions of $1.6 million and $2.7 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of June 30, 2022 and December 31, 2021, a provision for loss participation features of $29.4 million and $8.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
Texas	$43.1	26.6%	$39.9	31.0%	$77.0	27.6%	$72.9	32.0%
California	31.2	19.3%	22.8	17.7%	53.3	19.1%	41.6	18.3%
Florida	15.9	9.8%	8.6	6.7%	22.7	8.1%	14.4	6.3%
Georgia	7.5	4.6%	5.6	4.4%	13.6	4.9%	9.8	4.3%
Illinois	5.9	3.6%	4.5	3.5%	9.4	3.4%	7.6	3.3%
Colorado	4.0	2.5%	3.1	2.4%	7.2	2.6%	5.7	2.5%
Missouri	3.6	2.2%	3.5	2.7%	6.6	2.4%	5.9	2.6%
Arizona	3.3	2.1%	2.9	2.3%	6.4	2.3%	5.3	2.3%
Ohio	3.8	2.4%	2.8	2.2%	6.4	2.3%	4.8	2.1%
New Jersey	1.9	1.2%	2.3	1.8%	4.5	1.6%	4.5	2.0%
Other	41.6	25.7%	32.6	25.3%	71.8	25.7%	55.2	24.3%
Total	$161.8	100%	$128.6	100%	$278.9	100%	$227.7	100%
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
On November 19, 2021, Hippo and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon brings six causes of action against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Mr. Navon brings two causes of action against Hippo – he repeats the fraud claim that is alleged against Mr. Wand, and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius.
On January 20, 2022, Hippo filed a demurrer, moving to dismiss the claims alleged in the complaint against Hippo. The Court sustained Hippo’s demurrer, dismissing all claims against Hippo without prejudice. On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). On June 1, 2022, Hippo filed a second demurrer in response to the claims pled in the amended complaint, which the Court overruled on July 22, 2022. Mr. Wand has yet to be properly served in the matter. The lawsuit is in the early stages and, at this time, the Company is unable to predict the outcome and cannot estimate the likelihood or magnitude of the Company’s possible or potential loss contingency.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
13. Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027, some of which include options to extend the leases for up to 5 years. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain.

For the three and six months ended June 30, 2022, the Company recognized operating lease expenses of $1.2 million and $2.2 million respectively in the consolidated statement of operations. Under ASC 840, the operating lease expense during the three and six months ended June 30, 2021 was $0.7 million and $1.5 million respectively.

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2022 were as follows:

Weighted average remaining lease term	4.21
Weighted average discount rate	4.04%

Maturities of operating lease liabilities by fiscal year as of June 30, 2022 are as follows (in millions):

Operating Leases
2022 (Remainder)	$2.5
2023	5.6
2024	5.6
2025	5.0
2026	3.7
Thereafter	0.9
Total undiscounted lease payments	23.3
Less: Imputed interest	(1.6)
Present value of lease payments	$21.7

As of June 30, 2022, the Company has additional operating leases for office space that have not yet commenced with total future lease obligations of $12.3 million. These operating leases are expected to commence during 2022.

The following table presents supplemental cash flow information about the Company’s operating leases (in millions):

Six Months Ended
June 30, 2022

Cash paid for operating lease liabilities	$(2.0)
Right-of-use assets obtained in exchange for new operating liabilities	$6.0
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

2021 Incentive Award Plan
In connection with the Closing of the Business Combination, on August 2, 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 78.0 million shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over two to four years. This reserve increases on January 1 of each year through 2031, by an amount equal to the smaller of: (i) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors.

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2021	47,538,926	$1.39	8.30	$84.8
Granted	15,639,811	1.80
Exercised	(2,754,832)	0.62
Cancelled/Expired	(2,580,600)	1.56
Outstanding as of June 30, 2022	57,843,305	$1.47	8.36	$4.9
Vested and exercisable as of June 30, 2022	20,815,734	$1.04	7.62	$3.3
The aggregate intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was $3.4 million and $52.8 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.61 and $2.86 per share, respectively.
Total unrecognized compensation cost of $29.2 million as of June 30, 2022 is expected to be recognized over a weighted-average period of 1.9 years.

Valuation Assumptions of Stock Options

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

June 30,
	2022	2021
Expected term (in years)	5.0 - 6.7	5.8 - 6.1
Expected volatility	29.6% - 30.9%	29.7% - 30.1%
Risk-free interest rate	2.6% - 3.0%	0.6% - 1.0%
Expected dividend yield	—%	—%
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
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises of the 9.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The related number of unvested shares subject to repurchase as of June 30, 2022 was 1.8 million.

In 2020 and 2021, certain employees early exercised stock options with cash. On June 30, 2022 and December 31, 2021, the Company had $1.7 million and $2.2 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 1.6 million and 2.1 million, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Restricted Stock Units and Performance Restricted Stock Units
The Company grants service based RSUs and performance based RSUs (“PRSUs”) as part of our equity compensation plans.
The Company measures RSU and PRSU expense for awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of PRSUs containing a market condition, the Company uses the Monte Carlo valuation model. The fair value of all other awards is based on the closing price of the Company’s common stock as reported on the NYSE on the date of grant. The RSUs generally vest over a period of two to four years. The PRSUs vest based on the level of achievement of the performance goals and continued employment with the Company over a one to four year performance period.
Stock-based compensation expense for RSUs are recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs are recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
In June 2022, the Company granted 25.2 million PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company.
The following table presents the assumptions utilized in the Monte Carlo valuation model for market-based awards for the period indicated:

June 30,
2022
Expected term (in years)	4.1
Expected volatility	95.0%
Risk-free interest rate	2.9%
Expected dividend yield	—%

The following table summarizes the RSU and PRSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	28,939,349	$3.99
Granted	56,545,065	1.40
Released	(4,777,767)	3.67
Canceled and forfeited	(3,340,510)	3.51
Unvested and outstanding as of June 30, 2022	77,366,137	$2.14

Total unrecognized compensation cost related to unvested RSUs and PRSUs are $147.6 million as of June 30, 2022, and it is expected to be recognized over a weighted-average period of 2.6 years.
2021 Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 13.0 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the six months ended June 30, 2022, 1.1 million shares have been issued under the 2021 ESPP for $1.6 million. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Losses and loss adjustment expenses	$1.0	$0.1	$1.6	$0.1
Insurance related expenses	1.2	—	2.5	0.1
Technology and development	5.8	0.5	11.1	1.0
Sales and marketing	3.1	1.2	5.4	2.1
General and administrative	4.8	1.0	8.7	2.0
Total stock-based compensation expense	$15.9	$2.8	$29.3	$5.3
15. Income Taxes

The consolidated effective tax rate was (0.4)% and (0.1)% for the six months ended June 30, 2022 and 2021, respectively. The difference between the rate for the six months ended June 30, 2022 and 2021 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of June 30, 2022 and 2021, the Company has $1.4 million and $0.0 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No interest or penalties were incurred during the six months ended June 30, 2022 and 2021.
16. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(73.5)	$(84.5)	$(141.1)	$(279.8)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	566,107,642	98,295,275	563,876,248	97,139,194
Net loss per share attributable to Hippo — basic and diluted	$(0.13)	$(0.86)	$(0.25)	$(2.88)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	June 30,
	2022	2021
Convertible preferred stock (on an as if converted basis)	—	305,887,443
Outstanding options	57,843,305	67,747,921
Warrants to purchase common shares	9,000,000	33,384,616
Warrants to purchase preferred shares	—	17,344,906
Common stock subject to repurchase	3,404,233	11,917,343
RSU and PRSUs	77,366,137	—
Convertible notes	—	150,237,952
Total	147,613,675	586,520,181

17. Subsequent Events
On July 19, 2022, the Company received a notice from the New York Stock Exchange (“NYSE”) that the Company is not in compliance with the NYSE continued listing standard as set forth in Section 802.01C of the NYSE Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30-trading day period. The notification of non-compliance has no immediate effect on the listing or trading of Hippo’s common stock on the NYSE, subject to the Company’s compliance with the NYSE’s other continued listing requirements.

Pursuant to Section 802.01C, the Company has six months following receipt of the notification to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, the Company’s common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. The Company’s failure to regain compliance during this period could result in delisting.

The Company currently plans to seek stockholder approval to implement a reverse stock split in order to regain compliance with the NYSE’s minimum closing price requirement.

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
Reinsurance
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaty commencing in 2022, we secured quota share reinsurance from a diverse panel of eleven third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or are collateralized. We retain approximately 10% of the premium through our insurance company subsidiaries, including our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Similar to the prior year, we saw increased use of loss participation features in the 2022 reinsurance agreements, which may increase the amount of risk retained by our insurance company subsidiaries in excess of our pro rata participation. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo
We also purchase non-proportional XOL reinsurance. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company.
Other Reinsurance

Spinnaker purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts continue to be subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained by the Company in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.

Spinnaker also purchases a corporate catastrophe XOL program that sits above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. This program provides protection to the Company from catastrophes that could impact a large number of insurance policies underwritten by the Company or other MGAs. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.

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
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. While we have underwriting authority and responsibility for administering claims (see Claim Processing Fee below), we take a proportional risk associated with policies written on third-party carriers. Rather, we work with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of commission, and remit the balance premium to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized when the adjustments can be reasonably estimated.
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
Expenses
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses represent the costs incurred for losses net of amounts ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. The expenses are a function of the size and term of the insurance policies and the loss experience and loss participation features associated with the underlying risks. Loss and LAE are based on actuarial assumptions and management judgements, including losses incurred during the period and changes in estimates from prior periods. Loss and LAE also include employee compensation (including stock-based compensation and benefits) of our claims processing teams, as well as allocated occupancy costs and related overhead based on headcount.
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
We plan to continue to invest in sales and marketing to attract and acquire new customers and to increase our brand awareness. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business, increase commission payments to our producers and partners as a result of our premium growth, and invest in developing a nationally-recognized brand. We expect that sales and marketing costs will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that—in the long-term—our sales and marketing costs will decrease as a percentage of revenue as we continue to drive customer acquisition efficiencies and as the proportion of renewals to our total business increases.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in millions)
Total Generated Premium	$204.1	$158.7	$357.8	$281.9
Total Revenue	28.7	20.9	53.2	37.9
Net Loss attributable to Hippo	(73.5)	(84.5)	(141.1)	(279.8)
Adjusted EBITDA	(55.8)	(42.3)	(104.3)	(78.0)
Gross Loss Ratio	78%	161%	77%	177%
Total Generated Premium
We define Total Generated Premium as the aggregate written premium placed across all of our business platforms for the period presented. We measure Total Generated Premium as it reflects the volume of our business irrespective of choices related to how we structure our reinsurance treaties, the amount of risk we retain on our own balance sheet, or the amount of business written in our capacity as an MGA, agency, or as an insurance carrier/reinsurer. We calculate Total Generated Premium as the sum of:

i)Gross written premium (“GWP”)—a GAAP measure defined above; and
ii)Gross placed premium—premium of policies placed with third-party insurance companies, for which we do not retain insurance risk and for which we earn a commission payment, and policy fees charged by us to the policyholders on the effective date of the policy.
Our Total Generated Premium for the three months ended June 30, 2022 grew 29% year-over-year to $204.1 million from $158.7 million for the three months ended June 30, 2021. The growth was driven primarily by growth across channels in existing states, expansion into new states, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our insurance company, Spinnaker. As of June 30, 2022, we were selling policies in 40 states as compared to 37 states as of June 30, 2021.
Our Total Generated Premium for the six months ended June 30, 2022 grew 27% year-over-year to $357.8 million from $281.9 million for the six months ended June 30, 2021. The growth was driven primarily by growth across channels in existing states, expansion into new states, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our insurance company, Spinnaker.
The following table presents Total Generated Premium for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Gross Written Premium	$161.8	$128.6	$33.2	$278.9	$227.7	$51.2
Gross Placed Premium	42.3	30.1	12.2	78.9	54.2	24.7
Total Generated Premium	$204.1	$158.7	$45.4	$357.8	$281.9	$75.9
Total Revenue
For the three months ended June 30, 2022, total revenue was $28.7 million, an increase of $7.8 million compared to $20.9 million for the three months ended June 30, 2021. This increase was primarily driven by an increase in commission income, net, of $6.4 million. The increases in net earned premium was partially offset by additional catastrophe XOL coverages that were placed in the second quarter of 2022, which is recognized over the XOL term, in connection with certain quota share reinsurance contracts that provide an allowance for the Company to purchase XOL, which is recognized over the term of the underlying policies in place.
For the six months ended June 30, 2022, total revenue was $53.2 million, an increase of $15.3 million compared to $37.9 million for the six months ended June 30, 2021. This increase was primarily driven by an increase in commission income, net, of $12.8 million. The increases in net earned premium was partially offset by additional catastrophe XOL coverages that were placed in the first and second quarter of 2022, which is recognized over the XOL term, in connection with certain quota share reinsurance contracts that provide an allowance for the Company to purchase XOL, which is recognized over the term of the underlying policies in place.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to non-controlling interest, net of tax.
For the three months ended June 30, 2022, net loss attributable to Hippo was $73.5 million, a decrease of $11.0 million compared to $84.5 million for the three months ended June 30, 2021. This was primarily driven by a decrease in other (income) expense of $36.3 million. In the three months ended June 30, 2021, we recorded fair value losses on preferred stock warrants and derivative liability on our convertible promissory notes of $24.7 million and interest expense of $11.3 million on the convertible promissory notes. These instruments were settled in the third quarter of 2021. The decrease was also due an increase in revenues of $7.8 million. These amounts were partially offset by an increase in other expenses as a result of the growth in our business and an increase in public company costs.
For the six months ended June 30, 2022, net loss attributable to Hippo was $141.1 million, a decrease of $138.7 million compared to $279.8 million for the six months ended June 30, 2021. This was primarily driven by a decrease in other (income) expense of $184.4 million. In the first six months of 2021, we recorded fair value losses on preferred stock warrants and derivative liability on our convertible promissory notes of $161.1 million and interest expense of $21.9 million on the convertible promissory notes. These instruments were settled in the third quarter of 2021. The decrease was also due an increase in revenues of $15.3 million. These amounts were partially offset by an increase in other expenses as a result of the growth in our business and an increase in public company costs.
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, other non-cash fair market value adjustments, contingent consideration for one of our acquisitions, and other transactions that we consider to be unique in nature.
For the three months ended June 30, 2022, adjusted EBITDA loss was $55.8 million, an increase of $13.5 million compared to $42.3 million for the three months ended June 30, 2021, due primarily to an increase in our loss and loss adjustment expense due to increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, employee-related costs due to an increase in headcount to support our growth, and an increase in amortization of deferred direct acquisition costs. These amounts are partially offset by increase in commission income, net.
For the six months ended June 30, 2022, adjusted EBITDA loss was $104.3 million, an increase of $26.3 million compared to $78.0 million for the six months ended June 30, 2021, due primarily to an increase in our loss and loss adjustment expense due to increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, employee-related costs due to an increase in headcount to support our growth, and an increase in amortization of deferred direct acquisition costs. These amounts are partially offset by increase in commission income, net.
The following table provides a reconciliation from net loss attributable to Hippo to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net loss attributable to Hippo	$(73.5)	$(84.5)	$(141.1)	$(279.8)
Adjustments:
Net investment income	(1.1)	(0.1)	(1.5)	(0.2)
Depreciation and amortization	3.5	2.6	7.4	5.1
Interest expense	—	11.3	—	21.9
Stock-based compensation	15.9	2.8	29.3	5.3
Fair value adjustments	(1.4)	24.7	(2.6)	161.1
Contingent consideration charge	(0.8)	0.7	2.4	1.3
Other one-off transactions	1.3	—	1.3	7.0
Income taxes (benefit) expense	0.3	0.2	0.5	0.3
Adjusted EBITDA	$(55.8)	$(42.3)	$(104.3)	$(78.0)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross Losses and LAE	$101.0	$140.5	$192.2	$286.2
Gross Earned Premium	128.8	87.1	248.9	161.5
Gross Loss Ratio	78%	161%	77%	177%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
PCS losses	22%	99%	21%	116%
Non-PCS losses	56%	62%	56%	61%
Gross loss ratio	78%	161%	77%	177%
For the three months ended June 30, 2022, our Gross Loss Ratio was 78% compared with 161% for the three months ended June 30, 2021. This was primarily driven by a decrease in the impact of PCS catastrophic events as a result of a more mild catastrophe season relative to the exposure on our book of business. Incrementally, we released gross reserves of $15.3 million or 12 percentage points and $13.0 million or 10 percentage points of PCS and non-PCS events, respectively due to reduced uncertainty in loss and loss adjustment expense on prior accident years. The decrease was also attributable due to the impact of Texas winter storm Uri in February 2021, which was 14 percentage points of our Gross Loss Ratio for the three months ended June 30, 2021.
For the six months ended June 30, 2022, our Gross Loss Ratio was 77% compared with 177% for the six months ended June 30, 2021. The decrease was due to the impact of abnormal PCS catastrophic events primarily in the first six months of 2021, including the Texas winter storm Uri in February 2021. The decrease is also attributable to gross reserve releases of $22.1 million or 9 percentage points and $29.0 million or 12 percentage points of PCS and non-PCS events, respectively due to reduced uncertainty on loss and loss adjustment expense on prior accident years.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Losses and LAE	$29.2	$21.4	$51.7	$38.7
Net Earned Premium	11.2	10.2	20.2	19.0
Net Loss Ratio	261%	210%	256%	204%

For the three months ended June 30, 2022, our Net Loss Ratio was 261% compared with 210% for the three months ended June 30, 2021. The increase was due primarily to an increase in our loss and loss adjustment expense due to our increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, offset by net reserve releases of $3.2 million or 29 percentage points on prior accident years. Although there was an increase in gross earned premium, net earned premium did not increase in proportion to gross earned premium due to the increased cost of XOL premiums for our catastrophic coverage, which resulted in an increase to our ceded earned premium, and a lower net earned premium.

For the six months ended June 30, 2022, our Net Loss Ratio was 256% compared with 204% for the six months ended June 30, 2021. The increase was due primarily to an increase in our loss and loss adjustment expense due to our increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, offset by net reserve releases of $6.0 million or 30 percentage points on prior accident years. Similarly to the three-month period, the net earned premium for the six-month period also did not increase in proportion to gross earned premium due to the increased cost of XOL premiums for our catastrophic coverage, which resulted in an increase to our ceded earned premium, and a lower net earned premium.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenue:
Net earned premium	$11.2	$10.2	$1.0	10%	$20.2	$19.0	$1.2	6%
Commission income, net	12.9	6.5	6.4	98%	24.4	11.6	12.8	110%
Service and fee income	3.5	4.1	(0.6)	(15)%	7.1	7.1	—	—%
Net investment income	1.1	0.1	1.0	1000%	1.5	0.2	1.3	650%
Total revenue	28.7	20.9	7.8	37%	53.2	37.9	15.3	40%
Expenses:
Losses and loss adjustment expenses	29.2	21.4	7.8	36%	51.7	38.7	13.0	34%
Insurance related expenses	17.4	8.5	8.9	105%	30.6	16.0	14.6	91%
Technology and development	16.5	7.5	9.0	120%	31.2	14.5	16.7	115%
Sales and marketing	19.4	22.2	(2.8)	(13)%	44.3	46.9	(2.6)	(6)%
General and administrative	18.2	8.8	9.4	107%	34.7	17.1	17.6	103%
Interest and other (income) expense	(0.3)	36.0	(36.3)	(101)%	(1.3)	183.1	(184.4)	(101)%
Total expenses	100.4	104.4	(4.0)	(4)%	191.2	316.3	(125.1)	(40)%
Loss before income taxes	(71.7)	(83.5)	11.8	(14)%	(138.0)	(278.4)	140.4	(50)%
Income tax expense	0.3	0.2	0.1	50%	0.5	0.3	0.2	67%
Net loss	(72.0)	(83.7)	11.7	(14)%	(138.5)	(278.7)	140.2	(50)%

Net income attributable to noncontrolling interests, net of tax	1.5	0.8	0.7	88%	2.6	1.1	1.5	136%
Net loss attributable to Hippo	$(73.5)	$(84.5)	$11.0	(13)%	$(141.1)	$(279.8)	$138.7	(50)%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(1.6)	0.3	(1.9)	(633)%	(4.2)	(0.3)	(3.9)	1300%
Comprehensive loss attributable to Hippo	$(75.1)	$(84.2)	$9.1	(11)%	$(145.3)	$(280.1)	$134.8	(48)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Net Earned Premium
For the three months ended June 30, 2022, net earned premium was $11.2 million, an increase of $1.0 million compared to $10.2 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, net earned premium was $20.2 million, an increase of $1.2 million compared to $19.0 million for the six months ended June 30, 2021. The three and six month increases were due primarily to increases in gross earned premium due to year-over-year growth of our total book of business, offset by an increased cost of XOL premiums for our catastrophic coverage. This results in an increase in ceded earned premium, which results in a lower net earned premium. XOL is purchased to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. An amount of $5.3 million and $3.1 million was offset against earned premium for XOL for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, $11.1 million and $6.4 million was offset against earned premium for XOL, respectively.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and six months ended months ended June 30, 2022 and 2021 (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Gross written premium	$161.8	$128.6	$33.2	$278.9	$227.7	$51.2
Ceded written premium	147.2	116.4	30.8	263.6	208.4	55.2
Net written premium	14.6	12.2	2.4	15.3	19.3	(4.0)
Change in unearned premium	(3.4)	(2.0)	(1.4)	4.9	(0.3)	5.2
Net earned premium	$11.2	$10.2	$1.0	$20.2	$19.0	$1.2
Commission Income, Net
For the three months ended June 30, 2022, commission income was $12.9 million, an increase of $6.4 million, or 98%, compared to $6.5 million for the three months ended June 30, 2021. The increase was due primarily to increased ceding commissions, including fronting fees, of $5.8 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
For the six months ended June 30, 2022, commission income was $24.4 million, an increase of $12.8 million, or 110%, compared to $11.6 million for the six months ended June 30, 2021. The increase was due primarily to increased ceding commissions, including fronting fees, of $11.9 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
Service and Fee Income
For the three months ended June 30, 2022, service and fee income was $3.5 million, a decrease of $0.6 million, or 15%, compared to $4.1 million for the three months ended June 30, 2021. The decrease was due primarily to a decrease in fee income as we strengthen our underwriting thresholds and a higher percentage of our new policies meet these thresholds, which do not require inspections.
For both the six months ended June 30, 2022 and June 30, 2021, service and fee income was $7.1 million.
Net Investment Income
For the three months ended June 30, 2022, net investment income was $1.1 million, an increase of $1.0 million, compared to $0.1 million for the three months ended June 30, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business

Combination in August 2021, along with an increase in yields. We are mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S. government and agencies.
For the six months ended June 30, 2022, net investment income was $1.5 million, an increase of $1.3 million, compared to $0.2 million for the six months ended June 30, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business Combination in August 2021, along with an increase in yields. We are mainly invested in corporate securities, residential mortgage-backed securities, and other fixed maturities securities issued by the U.S. government and agencies.
Loss and Loss Adjustment Expenses
For the three months ended June 30, 2022, loss and loss adjustment expenses were $29.2 million, an increase of $7.8 million, compared to $21.4 million for the three months ended June 30, 2021. The increase was due primarily to an increase in loss participation features of $11.3 million and an increase in employee-related expenses of $1.8 million for our claims processing department, including an increase in stock-based compensation of $0.9 million, driven by an increase in headcount to support our growth. This was offset by a net reserve release of $3.2 million relating to prior accident years. The remaining offset was primarily attributed to improved loss experience.
For the six months ended June 30, 2022, loss and loss adjustment expenses were $51.7 million, an increase of $13.0 million, compared to $38.7 million for the six months ended June 30, 2021. The increase was due primarily to an increase in loss participation features of $19.4 million and an increase in employee-related expenses of $3.8 million for our claims processing department, including an increase in stock-based compensation of $1.5 million, driven by an increase in headcount to support our growth. This was offset by a net reserve release of $6.0 million relating to prior accident years. The remaining offset was primarily attributed to improved loss experience.
Insurance Related Expenses
For the three months ended June 30, 2022, insurance related expenses were $17.4 million, an increase of $8.9 million, or 105%, compared to $8.5 million for the three months ended June 30, 2021. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $5.8 million, an increase in employee-related expenses of $1.4 million, including an increase in stock-based compensation of $1.2 million, driven by an increase in headcount to support our growth, and an increase in amortization expense attributable to capitalized internal use software of $1.0 million.
For the six months ended June 30, 2022, insurance related expenses were $30.6 million, an increase of $14.6 million or 91%, compared to $16.0 million, for the six months ended June 30, 2021. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $8.8 million, an increase in employee-related expenses of $2.9 million, including an increase in stock-based compensation of $2.4 million, driven by an increase in headcount to support our growth, and an increase in amortization expense attributable to capitalized internal use software of $1.8 million.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization of deferred direct acquisition costs, net	$7.2	$1.3	$11.8	$3.0
Employee-related costs	3.1	1.7	5.9	3.0
Underwriting costs	2.1	2.0	4.1	3.6
Amortization of capitalized internal use software	2.1	1.1	3.9	2.1
Other	2.9	2.4	4.9	4.3
Total	$17.4	$8.5	$30.6	$16.0

Direct acquisition costs were $16.3 million and $30.5 million for the three and six months ended June 30, 2022, of which $9.1 million and $18.7 million were offset by ceding commission income.

Direct acquisition costs were $6.6 million and $10.9 million for the three and six months ended June 30, 2021, of which $5.3 million and $7.9 million was offset by ceding commission income.
Technology and Development Expenses
For the three months ended June 30, 2022, technology and development expenses were $16.5 million, an increase of $9.0 million, or 120%, compared to $7.5 million for the three months ended June 30, 2021. The increase was due primarily to an increase in employee-related costs of $7.7 million, including an increase in stock-based compensation of $5.3 million, driven by an increase in headcount to support our long-term product roadmap and business growth.
For the six months ended June 30, 2022, technology and development expenses were $31.2 million, an increase of $16.7 million, or 115%, compared to $14.5 million for the six months ended June 30, 2021. The increase was due primarily to an increase in employee-related costs of $14.5 million, including an increase in stock-based compensation of $10.1 million, driven by an increase in headcount to support our long-term product roadmap and business growth.
Sales and Marketing Expenses
For the three months ended June 30, 2022, sales and marketing expenses were $19.4 million, a decrease of $2.8 million, or 13%, compared to $22.2 million for the three months ended June 30, 2021. The decrease was due primarily to a decrease in advertising costs of $5.4 million and a decrease due to the change in fair value of contingent consideration of $1.5 million. These amounts were partially offset by an increase in employee-related expenses of $3.4 million, including an increase in stock-based compensation of $1.9 million, driven by an increase in headcount to support our growth, and an increase in facilities and IT costs of $0.7 million.
For the six months ended June 30, 2022, sales and marketing expenses were $44.3 million, an decrease of $2.6 million, or 6%, compared to $46.9 million for the six months ended June 30, 2021. The decrease was due primarily to a decrease in service fees of $7.0 million related to the issuance of a convertible promissory note in the first quarter of 2021 and a decrease in advertising costs of $5.0 million. These amounts were partially offset by an increase in employee-related expenses of $6.8 million, including an increase in stock-based compensation of $3.3 million, driven by an increase in headcount to support our growth, an increase due to the change in fair value of contingent consideration of $1.1 million, and an increase in facilities and IT costs of $1.6 million.
General and Administrative Expenses
For the three months ended June 30, 2022, general and administrative expenses were $18.2 million, an increase of $9.4 million, or 107%, compared to $8.8 million for the three months ended June 30, 2021. The increase was due primarily to an increase in employee-related expenses of $6.0 million, including an increase in stock-based compensation of $3.8 million, driven by an increase in headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $1.8 million related to the increased cost of public company requirements.
For the six months ended June 30, 2022, general and administrative expenses were $34.7 million, an increase of $17.6 million, or 103%, compared to $17.1 million for the six months ended June 30, 2021. The increase was due primarily to an increase in employee-related expenses of $10.8 million, including an increase in stock-based compensation of $6.7 million, driven by an increase in headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $3.6 million related to the increased cost of public company requirements.
Interest and Other (Income) Expense
For the three months ended June 30, 2022, other income was $0.3 million, an increase of $36.3 million compared to an expense of $36.0 million for the three months ended June 30, 2021. The increase was due primarily to fair value losses on preferred stock warrants and the derivative liability on our convertible promissory notes of $24.7 million and interest expense of $11.3 million on the convertible promissory notes, recorded in the second quarter of 2021. These instruments were settled in the third quarter of 2021. In the second quarter of 2022, we recorded a gain on the change in fair value of our outstanding warrants of $1.4 million.
For the six months ended June 30, 2022, other income was $1.3 million, an increase of $184.4 million compared to an expense of $183.1 million for the six months ended June 30, 2021. The increase was due primarily to fair value losses on preferred stock warrants and the derivative liability on our convertible promissory notes of $161.1 million and interest expense of $21.9 million on the convertible promissory notes, recorded in the first six months of 2021. These instruments were settled in the third quarter of 2021. In the first six months of 2022 we recorded a gain on the change in fair value of our outstanding warrants of $2.6 million.
Income Taxes
For the three months ended June 30, 2022, income tax expense was $0.3 million, an increase of $0.1 million, compared to an expense of $0.2 million for the three months ended June 30, 2021.
For the six months ended June 30, 2022, income tax expense was $0.5 million, an increase of $0.2 million, compared to an expense of $0.3 million for the six months ended June 30, 2021.
Liquidity and Capital Resources
Sources of Liquidity
In August 2021, we completed the Business Combination. In connection with this transaction, we received net proceeds of approximately $450 million. We also received proceeds of $29.0 million from the exercise of preferred stock warrants immediately prior to the Business Combination.
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of June 30, 2022, we had $324.5 million of cash and restricted cash and $454.3 million of available-for-sale fixed income securities and short term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of June 30, 2022, is $13.5 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended
	June 30,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(88.4)	$(69.2)	$(19.2)
Investing activities	$(403.2)	$(10.2)	$(393.0)
Financing activities	$(2.6)	$(2.8)	$0.2
Operating Activities
Cash used in operating activities was $88.4 million for the six months ended June 30, 2022, an increase of $19.2 million, from $69.2 million for the six months ended June 30, 2021. This increase was due primarily to increased payments associated with higher expenses, primarily related loss and loss adjustment expenses as a result of the growth in our business in which we retain more risk and employee related costs due to an increase in headcount to support our growth. These amounts were partially offset by an increase in cash collected associated with increased revenues and changes in our operating assets and liabilities.
Investing Activities
Cash used in investing activities was $403.2 million for the six months ended June 30, 2022, due primarily to purchases of investment securities.
Cash used in investing activities was $10.2 million for the six months ended June 30, 2021, due primarily to purchases of intangible assets and investment securities, partially offset by maturities and sales of investment securities.
Financing Activities
Cash used in financing activities was $2.6 million for the six months ended June 30, 2022, primarily driven by taxes paid related to net share settlement of RSUs and payments of contingent consideration, partially offset by proceeds from common stock issuances.
Cash provided by financing activities was $2.8 million for the six months ended June 30, 2021, which consisted primarily of payments of contingent consideration and transaction related costs, partially offset by proceeds from common stock issuances.
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
SUMMARY OF RISK FACTORS
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
•We are exposed to risk through our captive reinsurer, RHS, which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through our MGA.
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
•There may not be an active trading market for our common stock, and there can be no assurance that the Company will be able to comply with the continued listing standards of the NYSE or another reputable stock exchange, which may make it more difficult for our stockholders to sell our securities.

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

We incurred net losses on an annual basis since our incorporation in 2015 and had an accumulated deficit of $768.8 million and $628.0 million, as of June 30, 2022, and December 31, 2021, respectively. We incurred net losses of $371.4 million in the year ended December 31, 2021. We also incurred net losses of $141.1 million for the six months ended June 30, 2022. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Our revenue grew from $51.6 million for the year ended December 31, 2020 to $91.2 million for the year ended December 31, 2021. Our total employees grew from 392 as of December 31, 2020 to 621 employees as of December 31, 2021, and to 706 employees as of June 30, 2022. In addition, from December 31, 2020 to June 30, 2022, Hippo expanded from offering Hippo’s current insurance policies in 32 states to 40 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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

Reinsurance may be unavailable, including at current coverage, limits, or pricing, which may limit our ability to write new or renew existing business. Furthermore, reinsurance subjects our insurance company subsidiaries to counterparty credit and performance risk and may not be adequate to protect us against all losses, each of which could have a material effect on our results of operations and financial condition.

Reinsurance is a contract by which an insurer, which may be referred to as the ceding insurer, agrees with a second insurer, called a reinsurer, that the reinsurer will cover a portion of the losses incurred by the ceding insurer in the event a claim is made under a policy issued by the ceding insurer, in exchange for a premium. The insurance companies that underwrite our insurance products including, but not limited to, our insurance company subsidiaries, purchase reinsurance to help manage their exposure to property and casualty insurance risks associated with policies underwritten by such insurance companies, including attritional and catastrophic risks. Although our reinsurance counterparties are liable to us according to the terms of the reinsurance contracts, we remain primarily liable to our customers as the direct insurer on all risks reinsured. As a result, reinsurance does not eliminate or limit in any way the obligation of insurance companies that underwrite our insurance products, including our insurance company subsidiaries, to pay losses under those insurance policies or associated obligations, and we are subject to the risk that one or more reinsurers will be unable or unwilling to honor its obligations, or that the reinsurers will not pay in a timely fashion. Reinsurers may become financially unsound by the time they are called upon to pay amounts due, which may not occur for many years, in which case we may have no legal ability to recover what is due to us under our agreement with such reinsurers. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success.

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

The unavailability of acceptable and sufficient reinsurance protection would have an adverse impact on our business model, which depends on reinsurance companies absorbing a significant portion of the losses incurred by our insurance carriers. If our affiliated and unaffiliated insurance carriers are unable to obtain adequate reinsurance at reasonable rates, we would have to increase our retained risk exposure or reduce the level of our underwriting commitments, each of which could have a material adverse effect upon our business volume and profitability. Alternately, if available, we could elect to pay higher than desired rates for reinsurance coverage, which could have a material adverse effect upon our profitability until policy premium rates could be raised, in most cases subject to prior approval by state insurance regulators, to offset this additional cost.

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
•AM Best evaluation of the financial health of the holding company and its impact on the balance sheet strength f our rated insurance company

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

Our success depends upon the continued service of Assaf Wand, our co-founder, and Executive Chairman of our board of directors; our senior management team; our highly-specialized insurance experts and key technical employees; and our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our co-founder, executive officers, specialized insurance experts, key technical personnel, and other employees could terminate his or her relationship with us at any time. The loss of our CEO or any other member of our senior management team, specialized insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

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

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of June 30, 2022, our insurance program was approved to be sold in 40 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

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

We are exposed to risk through our captive reinsurer, RHS, which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through our MGA.

In January 2020, the Company began assuming insurance risk of policies underwritten by Hippo through a wholly-owned Cayman domiciled insurance captive, RHS. We retain approximately 10% of the proportional premium relating to such policies through Spinnaker or RHS. However, given the adjustable features in our proportional reinsurance agreements, the percentage of risk retained will likely exceed the percentage of premium retained.

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

In September of 2020, the Company acquired Spinnaker Insurance Company. The Company has since formed a domestic surplus lines carrier that underwrites policies on surplus lines business. Carriers that are subsidiaries of the Company only write business on a program basis through our MGA and through other non-affiliated general agents and managing general agents. The Company could, in the future, form or acquire additional carriers. All unaffiliated programs written through our carriers are reinsured and, as a result, the Company’s carriers retain a limited amount of risk. We currently cede approximately 75% to 100% of the risk. However, because reinsurance includes limits, caps, and exclusions, may be subject to termination (including cutoff of certain liabilities at termination), and further may be subject to collection risk, the Company is subject to the risk that it will retain more risk than it anticipates.

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

Historically, insurance carriers writing homeowners insurance have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the homeowners insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions, and including rising inflation. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

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

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of June 30, 2022, our insurance program is approved to be sold in 40 states.

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

The demand for property and casualty insurance generally rises as the overall level of household income increases and generally falls as household income decreases, affecting premiums, commissions and fees generated by our business. Some new accounts are sourced by referral sources tied to home closing transactions, and major slowdowns in the various housing markets we serve, could impact our ability to generate new business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue, and asset values.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of June 30, 2022, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

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

Risks Related to Ownership of Our Common Stock

There may not be an active trading market for our common stock, and there can be no assurance that the Company will be able to comply with the continued listing standards of the NYSE or other another reputable stock exchange, which may make it more difficult for our stockholders to sell our securities.

We have listed Hippo Holdings Inc.’s common stock and Hippo Holdings Inc.’s warrants on the NYSE under the symbols “HIPO” and “HIPO.WS,” respectively. However, it is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.

The NYSE requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, the NYSE should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•the liquidity of our securities;
•the market price of our securities;
•our ability to obtain financing;
•the number of institutional and other investors that will consider investing in our securities;
•the number of market makers in our securities;
•the availability of information concerning the trading prices and volume of our securities; and
•the number of broker-dealers willing to execute trades in shares of our securities.

On July 19, 2022, we received a notice from the NYSE that the Company is not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30-trading day period. The notification of non-compliance has no immediate effect on the listing or trading of Hippo’s securities on the NYSE, subject to the Company’s compliance with the NYSE’s other continued listing requirements. We have six months following receipt of the notification to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. If we fail to regain compliance during this period, our securities could be delisted. We currently plan to seek stockholder approval to implement a reverse stock split in order to regain compliance with the minimum closing price requirement. There is no assurance that we will be able to obtain the approval of our stockholders to implement the reverse stock split, regain compliance with the minimum closing price requirement or remain in compliance with other NYSE listing criteria.

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

Outstanding warrants to purchase an aggregate of 9.0 million shares of Hippo Holdings Inc. common stock are exercisable in accordance with the terms of the Warrant Agreement, dated as of November 18, 2020, by and between RTPZ and the warrant agent named therein, as amended (the “Warrant Agreement”). Under the terms of the Warrant Agreement, these warrants became exercisable 12 months from the closing of RTPZ’s initial public offering, or on November 23, 2021. The exercise price of these warrants is $11.50 per share. To the extent such warrants are exercised, additional shares of Hippo Holdings Inc. common stock will be issued, which will result in dilution to the holders of Hippo Holdings Inc. common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Hippo Holdings Inc. common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2022.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer