Form 10-Q
period 2022-09-30
Hippo Holdings Inc.
filed 2022-11-10
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The registrant had outstanding 23,062,372 shares of common stock as of November 1, 2022.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $116.4 million and $55.6 million, respectively)	$109.2	$54.9
Short-term investments	221.6	9.1
Total investments	330.8	64.0
Cash and cash equivalents	346.5	775.6
Restricted cash	46.4	43.1
Accounts receivable, net of allowance of $0.3 million and $0.4 million, respectively	89.8	56.5
Reinsurance recoverable on paid and unpaid losses and LAE	337.3	266.9
Prepaid reinsurance premiums	301.6	231.6
Ceding commissions receivable	56.3	41.6
Capitalized internal use software	36.8	25.9
Goodwill	—	53.5
Intangible assets	28.0	32.2
Other assets	56.5	51.8
Total assets	$1,630.0	$1,642.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$321.5	$260.8
Unearned premiums	316.5	253.1
Reinsurance premiums payable	215.9	159.4
Provision for commission	13.4	12.3
Accrued expenses and other liabilities	123.7	95.4
Total liabilities	991.0	781.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 23,061,266 and 22,601,245 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,540.8	1,488.3
Accumulated other comprehensive loss	(7.8)	(0.7)
Accumulated deficit	(898.0)	(628.0)
Total Hippo stockholders’ equity	635.0	859.6
Noncontrolling interest	4.0	2.1
Total stockholders’ equity	639.0	861.7
Total liabilities and stockholders’ equity	$1,630.0	$1,642.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Net earned premium	$10.7	$10.9	$30.9	$29.9
Commission income, net	14.3	6.6	38.7	18.2
Service and fee income	3.2	3.7	10.3	10.8
Net investment income	2.5	0.1	4.0	0.2
Total revenue	30.7	21.3	83.9	59.1
Expenses:
Losses and loss adjustment expenses	23.9	26.3	75.6	65.0
Insurance related expenses	15.6	7.1	46.2	23.2
Technology and development	14.8	8.3	46.0	22.7
Sales and marketing	29.4	22.4	73.7	69.3
General and administrative	19.0	13.4	53.7	30.6
Impairment and restructuring charges	55.3	—	55.3	—
Interest and other (income) expense	(0.1)	(26.4)	(1.4)	156.5
Total expenses	157.9	51.1	349.1	367.3
Loss before income taxes	(127.2)	(29.8)	(265.2)	(308.2)
Income tax expense	0.3	0.1	0.8	0.4
Net loss	(127.5)	(29.9)	(266.0)	(308.6)
Net income attributable to noncontrolling interests, net of tax	1.7	1.0	4.3	2.1
Net loss attributable to Hippo	$(129.2)	$(30.9)	$(270.3)	(310.7)
Other comprehensive income:
Change in net unrealized gain or loss on investments, net of tax	(2.9)	(0.1)	(7.1)	(0.5)
Comprehensive loss attributable to Hippo	$(132.1)	$(31.0)	$(277.4)	$(311.2)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(129.2)	$(30.9)	$(270.3)	$(310.7)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	22,839,916	15,475,296	22,651,026	7,027,621
Net loss per share attributable to Hippo - basic and diluted	$(5.66)	$(2.00)	$(11.93)	$(44.21)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2022	—	$—	22,601,245	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive income	—	—	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock from stock plans	—	—	108,916	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	—	$—	22,710,161	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7
Net loss	—	—	—	—	—	—	(73.5)	(73.5)	1.5	(72.0)
Other comprehensive income	—	—	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Issuance of common stock from stock plans	—	—	187,934	—	2.3	—	—	2.3	—	2.3
Repurchase of common stock	—	—	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Stock-based compensation expense	—	—	—	—	17.8	—	—	17.8	—	17.8
Other	—	—	—	—	—	—	0.3	0.3	(2.4)	(2.1)
Balance at June 30, 2022	—	$—	22,894,496	$—	$1,522.8	$(4.9)	$(768.8)	$749.1	$2.3	$751.4
Net loss	—	—	—	—	—	—	(129.2)	(129.2)	1.7	(127.5)
Other comprehensive income	—	—	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Issuance of common stock from stock plans and contingently issuable shares	—	—	166,770	—	0.4	—	—	0.4	—	0.4
Shares withheld related to net share settlement	—	—	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	—	—	18.4	—	—	18.4	—	18.4
Other	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2022	—	$—	23,061,266	$—	$1,540.8	$(7.8)	$(898.0)	$635.0	$4.0	$639.0

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except per share data)
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity (Deficit )	Non controlling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	12,235,498	$344.8	3,701,881	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net loss	—	—	—	—	—	—	(195.2)	(195.2)	0.3	(194.9)
Other comprehensive income	—	—	—	—	—	(0.6)	—	(0.6)	—	(0.6)
Issuance of common stock from stock plans	—	—	191,046	—	2.1	—	—	2.1	—	2.1
Repurchase of common stock	—	—	(869)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2.9	—	—	2.9	—	2.9
Other	—	—	—	—	—	—	(0.1)	(0.1)	0.1	—
Balance at March 31, 2021	12,235,498	$344.8	3,892,058	$—	$61.9	$(0.5)	$(451.9)	$(390.5)	$0.5	$(390.0)
Net loss	—	—	—	—	—	—	(84.5)	(84.5)	0.8	(83.7)
Other comprehensive loss	—	—	—	—	—	0.2	—	0.2	—	0.2
Issuance of common stock from stock plans	—	—	58,210	—	0.8	—	—	0.8	—	0.8
Stock-based compensation expense	—	—	—	—	3.1	—	—	3.1	—	3.1
Balance at June 30, 2021	12,235,498	$344.8	3,950,268	$—	$65.8	$(0.3)	$(536.4)	$(470.9)	$1.3	$(469.6)
Net Loss	—	—	—	—	—	—	(30.9)	(30.9)	1.0	(29.9)
Other comprehensive income	—	—	—	—	—	(0.1)	—	(0.1)	—	(0.1)
Exercise of preferred stock warrant	693,796	173.4	—	—	—	—	—	—	—	—
Convertible preferred stock conversion	(12,929,294)	(518.2)	12,929,294	—	518.2	—	—	518.2	—	518.2
Convertible debt conversion and other issuances	—	—	1,737,972	—	434.5	—	—	434.5	—	434.5
Issuance of common stock in connection with the Business Combination, net	—	—	2,199,545	—	452.9	—	—	452.9	—	452.9
Acquisition of Public and Private Placement Warrants	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Issuance of common stock in an acquisition	—	—	44,708	—	5.9	—	—	5.9	—	5.9
Issuance of common stock upon exercise of stock options	—	—	565,065	—	1.5	—	—	1.5	—	1.5
Exercise of common stock warrants, net	—	—	1,088,103	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4.9	—	—	4.9	—	4.9
Balance at September 30, 2021	—	—	22,514,955	—	$1,469.1	$(0.4)	$(567.3)	$901.4	$2.3	$903.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(266.0)	$(308.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11.2	7.7
Stock–based compensation expense	46.3	9.8
Change in fair value of preferred stock warrant liabilities	—	121.6
Change in fair value of warrant liability	(2.8)	(5.6)
Change in fair value of contingent consideration liability	2.6	2.1
Impairment charges	53.5	—
Change in fair value of derivative liability on notes	—	61.4
Amortization of debt discount	—	20.4
Gain on extinguishment of debt	—	(47.0)
Non-cash service expense	—	7.0
Other non-cash items	(0.3)	6.6
Changes in assets and liabilities:
Accounts receivable, net	(33.3)	(22.4)
Reinsurance recoverable on paid and unpaid losses and LAE	(70.4)	(145.3)
Ceding commissions receivable	(14.7)	(16.7)
Prepaid reinsurance premiums	(70.0)	(98.7)
Other assets	15.3	(32.6)
Provision for commission	1.1	(16.9)
Accrued expenses and other liabilities	15.5	33.3
Loss and loss adjustment expense reserves	60.7	134.6
Unearned premiums	63.4	94.0
Reinsurance premiums payable	56.5	76.1
Net cash used in operating activities	(131.4)	(119.2)
Cash flows from investing activities:
Capitalized internal use software costs	(11.4)	(9.3)
Purchase of intangible assets	—	(3.3)
Purchases of property and equipment	(4.8)	(0.1)
Purchases of investments	(645.4)	(24.8)
Maturities of investments	367.4	2.0
Sales of investments	5.5	5.6
Other	(2.0)	(0.9)
Net cash used in investing activities	(290.7)	(30.8)
Cash flows from financing activities:
Proceeds from the exercise of preferred stock warrants	—	29.0
Taxes paid related to net share settlement of equity awards	(3.5)	—
Proceeds from issuances of common stock	3.4	—
Payments for reverse recapitalization and transaction costs	—	449.3
Other	(3.6)	2.1
Net cash (used in) provided by financing activities	(3.7)	480.4

Net (decrease) increase in cash, cash equivalents, and restricted cash	(425.8)	330.4
Cash, cash equivalents, and restricted cash at the beginning of the period	818.7	492.4
Cash, cash equivalents, and restricted cash at the end of the period	$392.9	$822.8

Supplemental disclosures of non-cash financing and investing activities:
Conversion of preferred stock for common stock	$—	518.3
Acquisition of public and private placement warrants	—	14.6
Equity issued for acquisitions	—	5.9
Unpaid transaction costs	—	2.3

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to in these Notes to the Consolidated Financial Statements as “Hippo” or the “Company,” specializes in the underwriting, administration, and marketing of personal property and commercial insurance policies. The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. Hippo Analytics Inc. offers its insurance products through licensed insurance agents and direct-to-consumer channels. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company (“SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company has a wholly-owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”), which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers.

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
Basis of Presentation and Consolidation
The interim consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the Company’s consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted accordingly.

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

Reverse Stock Split
On September 29, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-25 reverse stock split of the Company’s common stock and a corresponding adjustment to its authorized capital stock (the “Reverse Stock Split”), effective as of 11:59 p.m. Eastern Daylight Time on September 29, 2022 (the “Effective Time”). All share and per share information has been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented, unless otherwise indicated.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
As a result of the Reverse Stock Split, every 25 shares of the Company’s issued and outstanding common stock were automatically converted into one share of issued and outstanding common stock. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares of common stock were entitled to receive cash in an amount equal to the product obtained by multiplying (a) the closing price per share of the common stock as reported on the New York Stock Exchange as of the first trading day following the Effective Time, by (b) the fraction of one share owned by the stockholder.

Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all stock options, restricted stock, restricted stock units or other stock-based awards or rights (the “Stock-Based Awards”) and warrants outstanding at the Effective Time, as well as certain performance goals applicable to certain of Stock-Based Awards, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such Stock-Based Awards and warrants, and, in the case of stock options, purchase rights outstanding under the Company’s 2021 Employee Stock Purchase Plan and warrants, a proportional increase in the exercise price of such stock options, purchase rights and warrants. In addition, the number of shares reserved for issuance under the Company’s 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan were proportionately reduced.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, fair value of common stock prior to the Business Combination, Stock-Based Awards, acquired intangible assets, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases, and makes other conforming amendments to U.S. GAAP. ASU 2016-02 requires, among other changes to the lease accounting guidance, lessees to recognize most leases on-balance sheet via a right of use (“ROU”) asset and lease liability, with an optional policy election to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. The amendments also require new disclosures, including qualitative and quantitative disclosures to enable users to understand the amount, timing, and judgements related to leases and the related cash flows. The Company adopted the new standard as of January 1, 2022, using the modified retrospective method of adoption with no adjustment to the opening balance sheet. The Company elected the package of practical expedients to not (i) reassess whether any expired or existing contracts are or contain a lease, (ii) reassess historical lease classifications for existing leases, and (iii) reassess initial direct costs for existing leases. The adoption of Topic 842 resulted in the recognition of lease liabilities of $17.4 million and corresponding ROU assets of $16.7 million which includes the effect of $0.7 million from reclassifying previously recognized deferred rent as an offset, in accordance with the transition guidance. The adoption did not have a material impact on the Company’s consolidated statements of operations or consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), and subsequent related ASUs, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for financial assets held. The Company early adopted Topic 326 effective January 1, 2022 using the modified retrospective approach which resulted in no cumulative-effect adjustment to retained earnings. The adoption did not have a material impact on the Company’s available-for-sale securities.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2022, under the private company transition guidance and the adoption did not have a material impact on the Company’s consolidated financial statements.
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

ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make payments during the lease term. ROU assets are recognized at the lease commencement date for the lease liability amount, adjusted for initial direct costs incurred and lease incentives received. Lease liabilities are recognized at commencement based on the present value of the future lease payments over the lease term. Lease terms may include options to extend or terminate the lease when the Company believes it is reasonably certain that the Company will exercise such options. Since the implicit discount rate for operating leases is not readily determinable, the Company uses an estimate of its incremental borrowing rate (“IBR”) on the lease commencement date in determining the present value of lease payments. IBR is determined based on information available at lease commencement including interest rates, credit ratings, credit spreads, and lease term. Operating lease expense is recognized on a straight-line basis over the lease term.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$21.0	$—	$(0.6)	$20.4
States and other territories	5.7	—	(0.6)	5.1
Municipal securities	3.1	—	(0.1)	3.0
Corporate securities	54.1	—	(2.8)	51.3
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	15.0	—	(1.8)	13.2
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	10.1	—	(0.5)	9.6
Total fixed maturities available-for-sale	116.4	—	(7.2)	109.2
Short-term investments:
U.S. government and agencies	222.1	—	(0.5)	221.6
Total	$338.5	$—	$(7.7)	$330.8

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$9.3	$—	$—	$9.3
States and other territories	5.8	—	(0.1)	5.7
Corporate securities	17.3	—	(0.2)	17.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.8	—	(0.2)	10.6
Commercial mortgage-backed securities	4.8	—	(0.1)	4.7
Asset backed securities	6.7	—	(0.1)	6.6
Total fixed maturities available-for-sale	$55.6	$—	$(0.7)	$54.9
Short-term investments:
U.S. government and agencies	9.1	—	—	9.1
Total	$64.7	$—	$(0.7)	$64.0

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of September 30, 2022, and December 31, 2021 (in millions):

	September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$19.7	$(0.4)	$0.8	$(0.2)	$20.5	$(0.6)
States and other territories	1.5	(0.1)	3.7	(0.5)	5.2	(0.6)
Municipal securities	3.1	(0.1)	—	—	3.1	$(0.1)
Corporate securities	41.6	(1.9)	9.5	(0.9)	51.1	(2.8)
Foreign securities	0.8	(0.1)	—	—	0.8	(0.1)
Residential mortgage-backed securities	6.8	(0.6)	6.4	(1.2)	13.2	(1.8)
Commercial mortgage-backed securities	2.0	—	3.8	(0.7)	5.8	(0.7)
Asset backed securities	6.9	(0.3)	2.7	(0.2)	9.6	(0.5)
Short-term investments:
U.S. government and agencies	220.4	(0.5)	—	—	220.4	(0.5)
Total	$302.8	$(4.0)	$26.9	$(3.7)	$329.7	$(7.7)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
States and other territories	5.2	(0.1)	—	—	5.2	(0.1)
Corporate securities	15.9	(0.2)	—	—	15.9	(0.2)
Residential mortgage-backed securities	10.5	(0.2)	—	—	10.5	(0.2)
Commercial mortgage-backed securities	4.7	(0.1)	—	—	4.7	(0.1)
Asset backed securities	5.4	(0.1)	—	—	5.4	(0.1)
Total	$41.7	$(0.7)	$—	$—	$41.7	$(0.7)

    The Company has determined that unrealized losses as of September 30, 2022 and December 31, 2021 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	September 30, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10.9	$10.8
After one year through five years	71.1	67.5
After five years	2.8	2.3
Residential mortgage-backed securities	15.0	13.2
Commercial mortgage-backed securities	6.5	5.8
Asset backed securities	10.1	9.6
Total fixed maturities available-for-sale	$116.4	$109.2
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the three and nine months ended September 30, 2022 and 2021, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on cash and cash equivalents	$1.2	$—	$1.4	$—
Fixed maturities income	0.6	0.1	1.1	0.3
Short-term investment income	0.8	—	1.7	—
Total gross investment income	2.6	0.1	4.2	0.3
Investment expenses	(0.1)	—	(0.2)	(0.1)
Net investment income	$2.5	$0.1	$4.0	$0.2

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.1 million and $8.4 million as of September 30, 2022 and December 31, 2021, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents:
Cash	$138.6	$219.2
Money market funds	207.9	556.4
Total cash and cash equivalents	346.5	775.6

Restricted cash:
Fiduciary assets	28.0	25.0
Letters of credit and cash on deposit	18.4	18.1
Total restricted cash	46.4	43.1
Total cash, cash equivalents, and restricted cash	$392.9	$818.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
4. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$207.9	$—	$—	$207.9
Total cash equivalents	207.9	—	—	207.9
Fixed maturities available-for-sale:
U.S. government and agencies	20.4	—	—	20.4
States and other territories	—	5.1	—	5.1
Municipal securities	—	3.0	—	3.0
Corporate securities	—	51.3	—	51.3
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	13.2	—	13.2
Commercial mortgage-backed securities	—	5.8	—	5.8
Asset backed securities	—	9.6	—	9.6
Total fixed maturities available-for-sale	20.4	88.8	—	109.2
Short term investments
U.S. government and agencies	221.6	—	—	221.6
Total financial assets	$449.9	$88.8	$—	$538.7

Financial liabilities:
Contingent consideration liability	$—	$—	$11.8	$11.8
Public warrants	0.8	—	—	0.8
Private placement warrants	—	0.7	—	0.7
Total financial liabilities	$0.8	$0.7	$11.8	$13.3

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2022.
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

	2022	2021
Balance as of January 1,	$11.6	$12.0
Payments of contingent consideration	(2.4)	(2.6)
Changes in fair value	2.6	2.1
Balance as of September 30,	$11.8	$11.5

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Preferred Stock Warrant Liabilities
The preferred stock warrants were issued through the issuance of Series A-2 and Series C-1 Preferred Stock in March 2017 and October 2018, respectively. The warrants were vested immediately. Prior to the Business Combination on August 2, 2021, the holders exercised their warrants for 0.1 million shares of Old Hippo preferred stock in exchange for 0.7 million shares of the Company’s common stock.
The warrants were classified as a liability as the underlying redeemable convertible preferred stock was not considered redeemable and would have required us to transfer assets upon exercise. Prior to the Business Combination on August 2, 2021, the aggregate fair value of the preferred stock warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the fair value of its common share per the Business Combination to mark to market the value of the warrants upon exercise immediately prior to the Business Combination.
The table below presents changes in the preferred stock warrant liability (in millions):

2021
Balance as of January 1,	$22.9
Changes in fair value	121.6
Settlement of preferred stock warrants	(144.5)
Balance as of September 30,	$—
Derivative Liability on Notes

The embedded derivative liabilities on the previously issued and outstanding convertible promissory notes were re-valued to the then current fair value at the end of the reporting period using the income-based approach with or without a 10% discount. As of August 2, 2021, the expected time to conversion used in the final mark to market valuation was 0.0-2.6 years. The table below presents the changes in derivative liability on convertible promissory notes valued using Level 3 inputs (in millions):

2021
Balance as of January 1,	$113.3
Initial measurement of new derivative	2.8
Changes in fair value	61.4
Settlement of derivative liability	(177.5)
Balance as of September 30,	$—

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
5. Intangible Assets and Goodwill

		September 30, 2022			December 31, 2021
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	6.2	$13.5	$(3.0)	$10.5	$13.5	$(1.7)	$11.8
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	2.5	13.7	(7.9)	5.8	13.7	(6.0)	7.7
Developed technology	—	—	—	—	3.6	(2.7)	0.9
VOBA	—			—	0.1	(0.1)	—
Other	6.2	1.7	(0.5)	1.2	2.0	(0.7)	1.3
Total intangible assets, net		$39.4	$(11.4)	$28.0	$43.4	$(11.2)	$32.2
Amortization expense related to intangible assets for the three months ended September 30, 2022 and 2021 was $1.1 million and $1.3 million, respectively, and for nine months ended September 30, 2022 and 2021 was $4.2 million and $4.1 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships, and other.
The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). For the three months ended September 30, 2022, management identified quantitative and qualitative factors that indicated a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. The Company performed a valuation at the reporting unit level using income-based approach . These forecasts and assumptions are highly subjective. Given the results of the Company’s quantitative assessment, the Company determined that all the reporting units goodwill was impaired and the Company recorded impairment charges of $53.5 million, which are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive income (loss).
6. Capitalized Internal Use Software

	September 30, 2022	December 31, 2021
	(in millions)
Capitalized internal use software	$51.7	$34.5
Less: accumulated amortization	(14.9)	(8.6)
Total capitalized internal use software	$36.8	$25.9
Amortization expense related to capitalized internal use software for the three months ended September 30, 2022 and 2021 was $2.4 million and $1.3 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $6.3 million and $3.4 million, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Other Assets

	September 30, 2022	December 31, 2021
	(in millions)
Prepaid expenses	$19.2	$21.2
Claims receivable	7.8	24.4
Lease right-of-use assets	20.1	—
Property and equipment	5.5	1.1
Other	3.9	5.1
Total other assets	$56.5	$51.8

8. Accrued Expenses and Other Liabilities

	September 30, 2022	December 31, 2021
	(in millions)
Claim payments outstanding	$26.6	$23.2
Lease liability	21.2	—
Advances from customers	12.2	8.7
Deferred revenue	10.5	11.2
Employee related accruals	8.2	8.5
Premium refund liability	7.5	4.8
Fiduciary liability	5.3	3.7
Contingent consideration liability	11.8	11.6
Other	20.4	23.7
Total accrued expenses and other liabilities	$123.7	$95.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the nine months ended September 30, (in millions):

	2022	2021
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$260.8	$105.1
Reinsurance recoverables on unpaid losses and LAE	(217.0)	(92.1)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	43.8	13.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	84.9	65.6
Prior years	(9.3)	(0.6)
Total incurred	75.6	65.0
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	45.9	33.5
Prior year	15.7	6.8
Total paid	61.6	40.3

Reserve for losses and LAE, net of reinsurance recoverables at end of period	57.8	37.7
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	263.7	202.0
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$321.5	$239.7
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.

Net incurred losses and LAE experienced favorable development of $9.3 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The prior period development of $9.3 million was driven primarily by favorable net loss development relating to the 2021 accident year, resulting in a net release of $5.0 million from attritional reserves and $4.3 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Non-Proportional Reinsurance — Hippo

The Company further reduces its risk retention through the purchase of non-proportional reinsurance, primarily excess of loss catastrophe coverage (“XOL”). Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company.

Other Reinsurance

Other Spinnaker reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained by the Company in excess of the Company’s proportional participation. Such provisions are recognized in the period based on the experience to date under the agreement.

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
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three and nine months ended September 30, 2022 and 2021 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance as of and for the three and nine months ended September 30, 2022, and 2021 (in millions).

	For the Three Months Ended September 30,
	2022			2021
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$173.0	$139.7	$155.3	$129.0	$98.9	$125.4
Assumed	0.3	0.1	(1.6)	—	2.3	4.6
Gross	173.3	139.8	153.7	129.0	101.2	130.0
Ceded	(167.3)	(129.1)	(129.8)	(123.1)	(90.3)	(103.7)
Net	$6.0	$10.7	$23.9	$5.9	$10.9	$26.3

	For the Nine Months Ended September 30,
	2022			2021
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$451.8	$388.5	$345.2	$353.4	$253.8	$401.5
Assumed	0.4	0.2	0.7	3.3	8.9	14.7
Gross	452.2	388.7	345.9	356.7	262.7	416.2
Ceded	(430.9)	(357.8)	(270.3)	(331.5)	(232.8)	(351.2)
Net	$21.3	$30.9	$75.6	$25.2	$29.9	$65.0

As of September 30, 2022 and December 31, 2021, a provision for sliding scale commissions of $11.3 million and $8.6 million, respectively, is included in provision for commission on the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, a receivable for sliding scale commissions of $4.0 million and $2.7 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of September 30, 2022 and December 31, 2021, a provision for loss participation features of $35.5 million and $8.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
Texas	$38.2	22.0%	$31.5	24.4%	$115.2	25.5%	$104.5	29.3%
California	32.8	18.9%	22.6	17.5%	86.1	19.0%	64.3	18.0%
Florida	15.1	8.7%	6.5	5.0%	37.8	8.4%	20.9	5.9%
Georgia	7.3	4.2%	6.2	4.8%	20.9	4.6%	16.0	4.5%
Illinois	6.6	3.8%	6.5	5.0%	16.0	3.5%	14.1	4.0%
Colorado	5.5	3.2%	3.8	2.9%	12.7	2.8%	9.5	2.7%
Missouri	4.7	2.7%	3.8	2.9%	11.3	2.5%	9.7	2.7%
Arizona	3.9	2.4%	3.2	2.5%	10.3	2.3%	8.5	2.4%
Ohio	3.9	2.4%	3.0	2.3%	10.3	2.3%	7.9	2.2%
New Jersey	4.7	2.7%	2.8	2.2%	9.2	2.0%	7.4	2.1%
Other	50.6	29.2%	39.1	30.3%	122.4	27.1%	93.9	26.4%
Total	$173.3	100%	$129.0	100%	$452.2	100%	$356.7	100%
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings. The Company is routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. The Company does not believe it is a party to any pending litigation or other legal proceedings that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

On November 19, 2021, Hippo and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon brings six causes of action against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Mr. Navon brings two causes of action against Hippo – he repeats the fraud claim that is alleged against Mr. Wand, and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius. Hippo has engaged counsel to defend both Hippo and Mr. Wand.

On January 20, 2022, Hippo filed a demurrer moving to dismiss the claims alleged in the complaint against Hippo, which the Court sustained with leave to amend on March 8, 2022. On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). Hippo filed a second demurrer in response to the amended complaint, which the Court denied on July 22, 2022. The Company’s Directors & Officers insurance carrier has been notified of this result. On August 9, 2022, Hippo filed an answer to the claims contained in the amended complaint. Fact discovery has commenced, and Hippo intends to move for summary judgment against the claims alleged in the amended complaint. No trial date has been set.

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

For the three and nine months ended September 30, 2022, the Company recognized operating lease expenses of $1.4 million and $3.6 million respectively in the consolidated statement of operations. Under ASC 840, the operating lease expense during the three and nine months ended September 30, 2021 was $0.8 million and $2.2 million respectively.

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2022 were as follows:

Weighted average remaining lease term	4.0
Weighted average discount rate	4.13%

Maturities of operating lease liabilities by fiscal year as of September 30, 2022 are as follows (in millions):

Operating Leases
2022 (Remainder)	$1.2
2023	5.7
2024	5.7
2025	5.1
2026	3.9
Thereafter	0.9
Total undiscounted lease payments	22.5
Less: Imputed interest	(1.3)
Present value of lease payments	$21.2

As of September 30, 2022, the Company has additional operating leases for office space that have not yet commenced with total future lease obligations of $11.7 million. These operating leases are expected to commence during 2022.

The following table presents supplemental cash flow information about the Company’s operating leases (in millions):

Nine Months Ended
September 30, 2022

Cash paid for operating lease liabilities	$(3.2)
Right-of-use assets obtained in exchange for new operating liabilities	0.5
14. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS,” respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
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

2021 Incentive Award Plan
In connection with the Closing of the Business Combination, on August 2, 2021, the Company adopted the 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 3.1 million shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over two to four years. This reserve increases on January 1 of each year through 2031, by an amount equal to the smaller of: (i) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors.

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2021	1,901,163	$33.05	8.30	$84.8
Granted	625,578	45.07
Exercised	(123,142)	15.00
Cancelled/Expired	(187,873)	38.59
Outstanding as of September 30, 2022	2,215,726	$36.97	8.13	$2.7
Vested and exercisable as of September 30, 2022	962,981	$27.09	7.49	$2.2
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was $3.5 million and $35.7 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $15.24 and $56.00 per share, respectively.
Total unrecognized compensation cost of $24.9 million as of September 30, 2022 is expected to be recognized over a weighted-average period of 1.7 years.

Valuation Assumptions of Stock Options

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

September 30,
	2022	2021
Expected term (in years)	5.0 - 6.7	5.4 - 6.1
Expected volatility	29.6% - 30.9%	29.7% - 30.1%
Risk-free interest rate	2.6% - 3.0%	0.6% - 1.0%
Expected dividend yield	—%	—%
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
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises of the 0.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The related number of unvested shares subject to repurchase as of September 30, 2022 was 48 thousand.

In 2020 and 2021, certain employees early exercised stock options with cash. On September 30, 2022 and December 31, 2021, the Company had $1.6 million and $2.2 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 0.1 million and 0.1 million, respectively.

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
In June 2022, the Company granted 1.0 million PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company.
The following table presents the assumptions utilized in the Monte Carlo valuation model for market-based awards for the period indicated:

September 30,
2022
Expected term (in years)	4.1
Expected volatility	95.0%
Risk-free interest rate	2.9%
Expected dividend yield	—%

The following table summarizes the RSU and PRSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	1,165,571	$99.85
Granted	2,258,032	34.77
Released	(331,485)	93.06
Canceled and forfeited	(449,702)	78.34
Unvested and outstanding as of September 30, 2022	2,642,416	$48.75

Total unrecognized compensation cost related to unvested RSUs and PRSUs are $114.8 million as of September 30, 2022, and it is expected to be recognized over a weighted-average period of 2.5 years.
2021 Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the nine months ended September 30, 2022, 46 thousand shares have been issued under the 2021 ESPP for $1.6 million. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Losses and loss adjustment expenses	$0.7	$0.1	$1.9	$0.2
Insurance related expenses	1.4	—	3.9	0.2
Technology and development	5.1	0.8	15.9	1.7
Sales and marketing	4.0	0.9	9.3	3.1
General and administrative	5.8	2.7	15.3	4.6
Total stock-based compensation expense	$17.0	$4.5	$46.3	$9.8
15. Restructuring
On August 31, 2022, the Company instituted an organizational realignment, including a workforce reduction impacting approximately 10% of the Company’s headcount. This strategic reduction of existing workforce was intended to drive efficiency and increase focus on strategic priorities. As a result, approximately 70 employees in various departments and locations were terminated. Each employee terminated as part of the reduction was offered severance, benefits and related costs. The Company recognized charges of $1.8 million for severance, benefits and related costs as a result of these actions for the three and nine months ended September 30, 2022, respectively. The charges are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive income (loss). The Company does not expect to incur any additional charges associated with the restructuring and the cash payments associated with this restructuring are substantially complete as of September 30, 2022.
16. Income Taxes
The consolidated effective tax rate was (0.3)% and (0.1)% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the rate for the nine months ended September 30, 2022 and 2021 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of September 30, 2022 and 2021, the Company has $2.2 million and $0.0 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No interest or penalties were incurred during the nine months ended September 30, 2022 and 2021.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
17. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(129.2)	$(30.9)	$(270.3)	$(310.7)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	22,839,916	15,475,296	22,651,026	7,027,621
Net loss per share attributable to Hippo — basic and diluted	$(5.66)	$(2.00)	$(11.93)	$(44.21)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2022	2021
Outstanding options	2,215,726	2,565,263
Common stock from outstanding warrants	360,000	79,121
Common stock subject to repurchase	106,308	423,391
RSU and PRSUs	2,642,416	956
Total	5,324,450	3,068,731
18. Acquisitions
On August 31, 2021, the Company acquired a software development and engineering consulting firm for the aggregate purchase price of $7.5 million, consisting of cash and equity. The acquisition has been accounted for as a business combination under ASC 805 and was made to further strengthen the Company’s technology and development capabilities. Of the total purchase consideration, $5.0 million has been recorded to goodwill, $0.5 million to acquired intangible assets, and $2.0 million to net working capital. The Company incurred $0.4 million in acquisition related costs which were recognized as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.
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
Other Reinsurance

Spinnaker purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of risk retained by the Company in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.

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
Impairment and Restructuring Charges
Impairment and restructuring charges consist of non-cash impairment charges relating to goodwill. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded. It also consists of severance and other personnel costs associated with exit and disposal activities as well as reductions in workforce.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in millions)
Total Generated Premium	$219.3	$161.7	$577.1	$443.5
Total Revenue	30.7	21.3	83.9	59.1
Net Loss attributable to Hippo	(129.2)	(30.9)	(270.3)	(310.7)
Adjusted EBITDA	(54.8)	(48.4)	(151.3)	(126.4)
Gross Loss Ratio	110%	128%	89%	158%
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
Our Total Generated Premium for the three months ended September 30, 2022 grew 36% year-over-year to $219.3 million from $161.7 million for the three months ended September 30, 2021. The growth was driven primarily by growth across channels in existing states, expansion into new states, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our insurance company, Spinnaker. As of September 30, 2022, we were selling policies in 40 states as compared to 37 states as of September 30, 2021.
Our Total Generated Premium for the nine months ended September 30, 2022 grew 30% year-over-year to $577.1 million from $443.5 million for the nine months ended September 30, 2021. The growth was driven primarily by growth across channels in existing states, expansion into new states, expansion of our independent agent network, launch of new strategic partnerships, maintaining solid premium retention levels, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our insurance company, Spinnaker.
The following table presents Total Generated Premium for the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Gross Written Premium	$173.3	$129.0	$44.3	$452.2	$356.7	$95.5
Gross Placed Premium	46.0	32.7	13.3	124.9	86.8	38.1
Total Generated Premium	$219.3	$161.7	$57.6	$577.1	$443.5	$133.6
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, restructuring charges, impairment expense, other non-cash fair market value adjustments, contingent consideration for one of our acquisitions, and other transactions that we consider to be unique in nature.
For the three months ended September 30, 2022, adjusted EBITDA loss was $54.8 million, an increase of $6.5 million compared to $48.4 million for the three months ended September 30, 2021, due primarily to an increase in our operating expense due to employee-related costs due to an increase in headcount to support our growth, an increase in carrier commissions, and an increase in advertising costs. These amounts were partially offset by increase in commission income, net.
For the nine months ended September 30, 2022, adjusted EBITDA loss was $159.1 million, an increase of $32.7 million compared to $126.4 million for the nine months ended September 30, 2021, due primarily to an increase in our loss and loss adjustment expense due to increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, employee-related costs due to an increase in headcount to support our growth, an increase in amortization of deferred direct acquisition costs, an increase in carrier commissions, an increase in advertising costs, and an increase in public company costs. These amounts were partially offset by increase in commission income, net.
The following table provides a reconciliation from net loss attributable to Hippo to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net loss attributable to Hippo	$(129.2)	$(30.9)	$(270.3)	$(310.7)
Adjustments:
Net investment income	(2.5)	(0.1)	(4.0)	(0.2)
Depreciation and amortization	3.8	2.7	11.2	7.7
Interest expense	—	4.2	—	26.1
Stock-based compensation	17.0	4.5	46.3	9.8
Fair value adjustments	(0.2)	16.2	(2.8)	177.3
Gain on extinguishment of convertible promissory notes	—	(47.0)	—	(47.0)
Contingent consideration charge	0.2	0.8	2.6	2.1
Other one-off transactions	0.5	1.1	1.8	8.1
Income tax expense	0.3	0.1	0.8	0.4
Restructuring charges	1.8	—	1.8	—
Goodwill impairment charge	53.5	—	53.5	—
Adjusted EBITDA	$(54.8)	$(48.4)	$(159.1)	$(126.4)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross Losses and LAE	$153.7	$130.0	$345.9	$416.2
Gross Earned Premium	139.8	101.2	388.7	262.7
Gross Loss Ratio	110%	128%	89%	158%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
PCS losses	45%	50%	29%	90%
Non-PCS losses	65%	78%	60%	68%
Gross loss ratio	110%	128%	89%	158%
For the three months ended September 30, 2022, our Gross Loss Ratio was 110% compared with 128% for the three months ended September 30, 2021. This was primarily driven by a release of gross reserves of $14.3 million or 10 percentage points and $11.1 million or 8 percentage points of PCS and non-PCS events, respectively due to reduced uncertainty in loss and loss adjustment expense on prior accident years. Excluding the impact of

Hurricane Ian included in PCS losses, our Gross Loss Ratio was 58% for the three months ended September 30, 2022.
For the nine months ended September 30, 2022, our Gross Loss Ratio was 89% compared with 158% for the nine months ended September 30, 2021. The decrease was due to the impact of abnormal PCS catastrophic events primarily in the first nine months of 2021, including the Texas winter storm Uri in February 2021. The decrease was also attributable to gross reserve releases of $36.4 million or 9 percentage points and $40.1 million or 10 percentage points of PCS and non-PCS events, respectively, due to reduced uncertainty on loss and loss adjustment expense on prior accident years. Excluding the impact of Hurricane Ian included in PCS losses, our Gross Loss Ratio was 70% for the nine months ended September 30, 2022.
For the three and nine months ended September 30, 2022, Ian contributed $73.1 million to our Gross Losses and LAE, out of which $40.4 million relates to carrier fronting programs in run-off, $25.6 million relates to other carrier fronting programs, and the remaining amount of $7.1 million represents losses on programs written by Hippo.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss Ratio	223%	241%	245%	217%
For the three and nine months ended September 30, 2022, our Net Loss Ratio excluding Ian was 179% and 231%, respectively.
For the three and nine months ended September 30, 2022, Ian contributed $4.7 million to our Net Losses and LAE, out of which $1.6 million relates to carrier fronting programs in run-off, $2.2 million relates to other carrier fronting programs, and the remaining amount of $0.9 million represents losses on programs written by Hippo.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (dollars in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
Revenue:
Net earned premium	$10.7	$10.9	$(0.2)	(2)%	$30.9	$29.9	$1.0	3%
Commission income, net	14.3	6.6	7.7	117%	38.7	18.2	20.5	113%
Service and fee income	3.2	3.7	(0.5)	(14)%	10.3	10.8	(0.5)	(5)%
Net investment income	2.5	0.1	2.4	2400%	4.0	0.2	3.8	1900%
Total revenue	30.7	21.3	9.4	44%	83.9	59.1	24.8	42%
Expenses:
Losses and loss adjustment expenses	23.9	26.3	(2.4)	(9)%	75.6	65.0	10.6	16%
Insurance related expenses	15.6	7.1	8.5	120%	46.2	23.2	23.0	99%
Technology and development	14.8	8.3	6.5	78%	46.0	22.7	23.3	103%
Sales and marketing	29.4	22.4	7.0	31%	73.7	69.3	4.4	6%
General and administrative	19.0	13.4	5.6	42%	53.7	30.6	23.1	75%
Impairment and restructuring charges	55.3	—	55.3	N/A	55.3	—	55.3	N/A
Interest and other (income) expense	(0.1)	(26.4)	26.3	(100)%	(1.4)	156.5	(157.9)	(101)%
Total expenses	157.9	51.1	106.8	209%	349.1	367.3	(18.2)	(5)%
Loss before income taxes	(127.2)	(29.8)	(97.4)	327%	(265.2)	(308.2)	43.0	(14)%
Income tax expense	0.3	0.1	0.2	200%	0.8	0.4	0.4	100%
Net loss	(127.5)	(29.9)	(97.6)	326%	(266.0)	(308.6)	42.6	(14)%

Net income attributable to noncontrolling interests, net of tax	1.7	1.0	0.7	70%	4.3	2.1	2.2	105%
Net loss attributable to Hippo	$(129.2)	$(30.9)	$(98.3)	318%	$(270.3)	$(310.7)	$40.4	(13)%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(2.9)	(0.1)	(2.8)	2800%	(7.1)	(0.5)	(6.6)	1320%
Comprehensive loss attributable to Hippo	$(132.1)	$(31.0)	$(101.1)	326%	$(277.4)	$(311.2)	$33.8	(11)%

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Net Earned Premium
For the three months ended September 30, 2022, net earned premium was $10.7 million, a decrease of $0.2 million compared to $10.9 million for the three months ended September 30, 2021. This decrease was due primarily to an increased cost of XOL premiums for our catastrophic coverage of $4.8 million.. This results in an increase in ceded earned premium, which results in a lower net earned premium. XOL is purchased to cover events in excess of per occurrence limits based on the expected growth in exposure during the year.
For the nine months ended September 30, 2022, net earned premium was $30.9 million, an increase of $1.0 million compared to $29.9 million for the nine months ended September 30, 2021. This increase is primarily due to increases in gross earned premium due to year-over-year growth of our total book of business, partially offset by an increased cost of XOL premiums for our catastrophic coverage. For the nine months ended September 30, 2022 and 2021, $19.4 million and $9.9 million was offset against earned premium for XOL, respectively.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and nine months ended months ended September 30, 2022 and 2021 (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Gross written premium	$173.3	$129.0	$44.3	$452.2	$356.7	$95.5
Ceded written premium	167.3	123.1	44.2	430.9	331.5	99.4
Net written premium	6.0	5.9	0.1	21.3	25.2	(3.9)
Change in unearned premium	4.7	5.0	(0.3)	9.6	4.7	4.9
Net earned premium	$10.7	$10.9	$(0.2)	$30.9	$29.9	$1.0
Commission Income, Net
For the three months ended September 30, 2022, commission income was $14.3 million, an increase of $7.7 million, or 117%, compared to $6.6 million for the three months ended September 30, 2021. The increase was due primarily to increased ceding commissions, including fronting fees, of $7.0 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
For the nine months ended September 30, 2022, commission income was $38.7 million, an increase of $20.5 million, or 113%, compared to $18.2 million for the nine months ended September 30, 2021. The increase was due primarily to increased ceding commissions, including fronting fees, of $18.8 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
Service and Fee Income
For the three months ended September 30, 2022, service and fee income was $3.2 million, a decrease of $0.5 million, or 14%, compared to $3.7 million for the three months ended September 30, 2021. The decrease was due primarily to a decrease in fee income as we strengthen our underwriting thresholds and a higher percentage of our new policies meet these thresholds, which do not require inspections.
For the nine months ended September 30, 2022, service and fee income was $10.3 million, a decrease of $0.5 million, or 5%, compared to $10.8 million for the nine months ended September 30, 2022. The decrease was due primarily to a decrease in fee income as we strengthen our underwriting thresholds with a higher percentage of our new policies meet these thresholds, which do not require inspections, and a decrease in other revenues.

Net Investment Income
For the three months ended September 30, 2022, net investment income was $2.5 million, an increase of $2.4 million, compared to $0.1 million for the three months ended September 30, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business Combination in August 2021, along with an increase in yields. We are mainly invested in corporate securities and securities issued by the U.S. government and agencies.
For the nine months ended September 30, 2022, net investment income was $4.0 million, an increase of $3.8 million, compared to $0.2 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business Combination in August 2021, along with an increase in yields. We are mainly invested in corporate securities and securities issued by the U.S. government and agencies.
Loss and Loss Adjustment Expenses
For the three months ended September 30, 2022, loss and loss adjustment expenses were $23.9 million, a decrease of $2.4 million, compared to $26.3 million for the three months ended September 30, 2021. The decrease was due primarily to improvements in our loss experience and a net reserve release of $3.3 million relating to prior accident years. These amounts were partially offset by our net losses retained from Hurricane Ian of $4.7 million, employee-related expenses of $1.0 million for our claims processing department, including an increase in stock-based compensation of $0.6 million, driven by an increase in headcount to support our growth.
For the nine months ended September 30, 2022, loss and loss adjustment expenses were $75.6 million, an increase of $10.6 million, compared to $65.0 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in loss participation features of $23.4 million, an increase in losses due to Hurricane Ian of $4.7 million, and an increase in employee-related expenses of $4.8 million for our claims processing department, including an increase in stock-based compensation of $1.7 million, driven by an increase in headcount to support our growth. These amounts were partially offset by improvements in our loss experience and a net reserve release of $9.3 million relating to prior accident years.
Insurance Related Expenses
For the three months ended September 30, 2022, insurance related expenses were $15.6 million, an increase of $8.5 million, or 120%, compared to $7.1 million for the three months ended September 30, 2021. The increase was due primarily to an increase in carrier commissions of $3.8 million, an increase in employee-related expenses of $2.0 million, including an increase in stock-based compensation of $1.4 million, driven by an increase in headcount to support our growth, and an increase in amortization expense attributable to capitalized internal use software of $1.1 million.
For the nine months ended September 30, 2022, insurance related expenses were $46.2 million, an increase of $23.0 million or 99%, compared to $23.2 million, for the nine months ended September 30, 2021. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $8.7 million, an increase in employee-related expenses of $4.9 million, including an increase in stock-based compensation of $3.7 million, driven by an increase in headcount to support our growth, an increase in carrier commissions of $4.7 million, and an increase in amortization expense attributable to capitalized internal use software of $2.9 million.

The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization of deferred direct acquisition costs, net	$1.9	$1.9	$13.6	$4.9
Employee-related costs	3.4	1.4	9.3	4.4
Underwriting costs	1.9	2.0	6.0	5.6
Amortization of capitalized internal use software	2.4	1.3	6.3	3.4
Other	6.0	0.5	11.0	4.9
Total	$15.6	$7.1	$46.2	$23.2

Direct acquisition costs were $11.0 million and $41.5 million for the three and nine months ended September 30, 2022, of which $9.1 million and $27.9 million were offset by ceding commission income.

Direct acquisition costs were $12.1 million and $22.8 million for the three and nine months ended September 30, 2021, of which $10.2 million and $17.9 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended September 30, 2022, technology and development expenses were $14.8 million, an increase of $6.5 million, or 78%, compared to $8.3 million for the three months ended September 30, 2021. The increase was due primarily to an increase in employee-related costs of $6.3 million, including an increase in stock-based compensation of $4.3 million, driven by an increase in headcount to support our long-term product roadmap and business growth.
For the nine months ended September 30, 2022, technology and development expenses were $46.0 million, an increase of $23.3 million, or 103%, compared to $22.7 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in employee-related costs of $20.8 million, including an increase in stock-based compensation of $14.3 million, driven by an increase in headcount to support our long-term product roadmap and business growth.
Sales and Marketing Expenses
For the three months ended September 30, 2022, sales and marketing expenses were $29.4 million, an increase of $7.0 million, or 31%, compared to $22.4 million for the three months ended September 30, 2021. The increase was due primarily to and an increase in employee-related expenses of $4.1 million, including an increase in stock-based compensation of $3.1 million, driven by an increase in headcount to support our growth, and an increase in advertising costs of $2.9 million.
For the nine months ended September 30, 2022, sales and marketing expenses were $73.7 million, an increase of $4.4 million, or 6%, compared to $69.3 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in employee-related expenses of $10.8 million, including an increase in stock-based compensation of $6.2 million, driven by an increase in headcount to support our growth. These amounts were partially offset by a decrease in service fees of $7.0 million related to the issuance of a convertible promissory note in the first quarter of 2021 and a decrease in advertising costs of $2.1 million.
General and Administrative Expenses
For the three months ended September 30, 2022, general and administrative expenses were $19.0 million, an increase of $5.6 million, or 42%, compared to $13.4 million for the three months ended September 30, 2021. The increase was due primarily to an increase in employee-related expenses of $4.6 million, including an increase in stock-based compensation of $3.1 million, driven by an increase in headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $0.6 million related to the increased cost of public company requirements.
For the nine months ended September 30, 2022, general and administrative expenses were $53.7 million, an increase of $23.1 million, or 75%, compared to $30.6 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in employee-related expenses of $16.8 million, including an increase in stock-based compensation of $10.7 million, driven by an increase in headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $4.2 million related to the increased cost of public company requirements.
Impairment and Restructuring Charges
Impairment and restructuring charges were $55.3 million in the three and nine months ended September 30, 2022, respectively. The charges consisted of $53.5 million related to the impairment of goodwill and $1.8 million related to severance and other personnel costs associated with a reduction in workforce. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the three months ended September 30, 2022, management identified quantitative and qualitative factors that collectively, indicated we had a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. Based on these events, we concluded that a triggering event occurred and performed an interim quantitative impairment test as of September 30, 2022. Based upon the results of the impairment test, we recognized the goodwill impairment charge. There were no impairment and restructuring expenses for the three and nine months ended September 30, 2021.
Interest and Other (Income) Expense
For the three months ended September 30, 2022, other income was $0.1 million, a decrease of $26.3 million compared to $26.4 million for the three months ended September 30, 2021. For the three months ended September 30, 2021 other income was comprised of a gain on the extinguishment of the convertible notes and related derivative liability of $47.0 million and a fair value gain on the outstanding Public and Private Placement Warrants of $5.6 million. These amounts were partially offset by an increase in fair value losses recorded on preferred stock warrants of $7.0 million due to the increase in the fair market value of our preferred stock and an increase in fair value losses recorded on the derivative liability on our convertible promissory notes of $14.9 million, and interest expense on the convertible promissory notes of $4.2 million, from June 30, 2021 to the Business Combination closing date of August 2, 2021, the date of exercise and/or settlement of those instruments.
For the nine months ended September 30, 2022, other income was $1.4 million, an increase of $157.9 million compared to an expense of $156.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021 interest and other expense was comprised of fair value losses recorded on preferred stock warrants of $117.4 million, fair value losses recorded on the derivative liability on our convertible promissory notes of $61.4 million, interest expense on the convertible promissory notes of $26.1 million, and partially offset by a gain on the extinguishment of the convertible notes and related derivative liability of $47.0 million, all recorded in the first nine months of 2021. These instruments were settled in the third quarter of 2021. In the first nine months of 2022 we recorded a gain on the change in fair value of our outstanding warrants of $2.7 million which was partially offset by other non-operating expenses.
Income Taxes
For the three months ended September 30, 2022, income tax expense was $0.3 million, an increase of $0.2 million, compared to an expense of $0.1 million for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, income tax expense was $0.8 million, an increase of $0.4 million, compared to an expense of $0.4 million for the nine months ended September 30, 2021.

Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to non-controlling interest, net of tax.
For the three months ended September 30, 2022, net loss attributable to Hippo was $129.2 million, an increase of $98.3 million compared to $30.9 million for the three months ended September 30, 2021 due to the factors described above.
For the nine months ended September 30, 2022, net loss attributable to Hippo was $270.3 million, a decrease of $40.4 million compared to $310.7 million for the nine months ended September 30, 2021 due to the factors described above.
Liquidity and Capital Resources
Sources of Liquidity
In August 2021, we completed the Business Combination. In connection with this transaction, we received net proceeds of approximately $450 million. We also received proceeds of $29.0 million from the exercise of preferred stock warrants immediately prior to the Business Combination.
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of September 30, 2022, we had $392.9 million of cash and restricted cash and $330.8 million of available-for-sale fixed income securities and short term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2022, is $8.8 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended
	September 30,		Year ended
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(131.4)	$(119.2)	$(12.2)
Investing activities	$(290.7)	$(30.8)	$(259.9)
Financing activities	$(3.7)	$480.4	$(484.1)

Operating Activities
Cash used in operating activities was $131.4 million for the nine months ended September 30, 2022, an increase of $12.2 million, from $119.2 million for the nine months ended September 30, 2021. This increase was due primarily to increased payments associated with higher expenses, primarily related loss and loss adjustment expenses as a result of the growth in our business in which we retain more risk, an increase in employee related costs due to an increase in headcount to support our growth, and an increase in advertising costs. These amounts were partially offset by an increase in cash collected associated with increased revenues and changes in our operating assets and liabilities.
Investing Activities
Cash used in investing activities was $290.7 million for the nine months ended September 30, 2022, due primarily to purchases of investment securities partially offset by maturities and sales of investment securities.
Cash used in investing activities was $30.8 million for the nine months ended September 30, 2021, due primarily to purchases of investment securities, partially offset by maturities and sales of investment securities.
Financing Activities
Cash used in financing activities was $3.7 million for the nine months ended September 30, 2022, primarily driven by taxes paid related to net share settlement of RSUs and payments of contingent consideration, partially offset by proceeds from common stock issuances.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, loss and loss adjustment expense reserve, recoverability of our net deferred tax asset, goodwill and intangible assets, business combinations, fair value of common stock, valuation of embedded derivatives, and redeemable convertible preferred stock warrant liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.
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
•Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.
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
•Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability
•Our results of operations and financial condition may be adversely impacted by environmental, social and governance (“ESG”) requirements.
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

We incurred net losses on an annual basis since our incorporation in 2015 and had an accumulated deficit of $898.0 million and $628.0 million, as of September 30, 2022, and December 31, 2021, respectively. We incurred net losses of $371.4 million in the year ended December 31, 2021. We also incurred net losses of $270.3 million for the nine months ended September 30, 2022. We expect to make significant investments to further develop and expand our business. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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

Our revenue grew from $51.6 million for the year ended December 31, 2020 to $91.2 million for the year ended December 31, 2021. Our total employees grew from 392 as of December 31, 2020 to 621 employees as of December 31, 2021. As of September 30, 2022 we had 610 total employees. In addition, from December 31, 2020 to September 30, 2022, Hippo expanded from offering Hippo’s current insurance policies in 32 states to 40 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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
•AM Best evaluation of the financial health of the holding company and its impact on the balance sheet strength of our rated insurance company

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

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of September 30, 2022, our insurance program was approved to be sold in 40 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

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

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of September 30, 2022, our insurance program is approved to be sold in 40 states.

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

Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we have no operations in Russia or Ukraine, our business may be adversely affected by this conflict and its effects. While our operations do not have significant direct exposure to customers in Russia or Ukraine, governments in the U.S., United Kingdom and European Union, among others, have each imposed financial and economic sanctions on certain industry sectors and parties in Russia. We are unable to predict the impact the ongoing conflict will have on our business or the global economy. The impact of further escalation of geopolitical tensions related to this conflict, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, protracted or increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.

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

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.

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

Additionally, factors, such as general economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of September 30, 2022, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

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

On July 19, 2022, we received a notice from the NYSE that the Company is not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30-trading day period. The notification of non-compliance has no immediate effect on the listing or trading of Hippo’s securities on the NYSE, subject to the Company’s compliance with the NYSE’s other continued listing requirements. We have six months following receipt of the notification to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock must have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. If we fail to regain compliance during this period, our securities could be delisted. We currently plan to seek stockholder approval to implement a reverse stock split in order to regain compliance with the minimum closing price requirement. There is no assurance that we will be able to obtain the approval of our stockholders to implement the reverse stock split, regain compliance with the minimum closing price requirement or remain in compliance with other NYSE listing criteria. The company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the company’s common stock and a corresponding adjustment to its authorized capital stock. The reverse stock split and corresponding capital stock adjustment became effective on September 29, 2022. As of September 30, 2022 the Company is in compliance with the NYSE listing criteria.

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

In addition, broad market and industry factors, such as recessions, loss of investor confidence or continued interest rate increases may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

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

Upon the closing of the Business Combination, we entered into lock-up agreements (the “Lock-Up Agreements”) with each of (i) the Company Directors and Officers and (ii) the Major Company Equityholders (each as defined in the Agreement and Plan of Merger, dated as of March 3, 2021, entered into in connection with the Business Combination). Pursuant to the Lock-Up Agreements and the Sponsor Agreement, dated March 3, 2021, by and between RTPZ and Old Hippo, as amended and modified from time to time (the “Sponsor Agreement”), after the consummation of the Business Combination and subject to certain exceptions, the Sponsor (as defined in the Sponsor Agreement), Company Directors and Officers, and the Major Company Equityholders are contractually restricted from selling or transferring any of their shares of Hippo Holdings Inc. common stock (other than shares purchased in the public market or pursuant to the subscription agreements, dated as of March 3, 2021, between RTPZ and certain institutional and accredited investors (the “PIPE Investment”) and the shares of Hippo Holdings Inc. common stock issuable to the Company Directors and Officers upon settlement or exercise of Hippo Holdings Inc. options or other equity awards outstanding as of immediately following the closing of the Business Combination (the “Lock-up Shares”)). We may permit the Sponsor, the Company Directors and Officers, and/or the Major Company Equityholders to sell shares prior to the expiration of the Lock-Up Agreements or the Sponsor Agreement at any time in our sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the Lock-Up Agreements and/or the Sponsor Agreement expire, as applicable, the Lock-up Shares will be eligible for sale in the public market. If these additional shares of Hippo Holdings Inc. common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Warrants are exercisable for Hippo Holdings Inc. common stock, which increases the number of shares eligible for future resale in the public market and could result in dilution to our stockholders.

Outstanding warrants to purchase an aggregate of 9.0 million shares of Hippo Holdings Inc. common stock are exercisable in accordance with the terms of the Warrant Agreement, dated as of November 18, 2020, by and between RTPZ and the warrant agent named therein, as amended (the “Warrant Agreement”). Under the terms of the Warrant Agreement, these warrants became exercisable 12 months from the closing of RTPZ’s initial public offering, or on November 23, 2021. The exercise price of these warrants is $287.50 per share. To the extent such warrants are exercised, additional shares of Hippo Holdings Inc. common stock will be issued, which will result in dilution to the holders of Hippo Holdings Inc. common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Hippo Holdings Inc. common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants not held by the Sponsor or its permitted transferees for cash at any time prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sale price of Hippo Holdings Inc. common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $450.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force the warrant holder to: (i) exercise warrants and pay the exercise price at a time when it may be disadvantageous to do so; (ii) sell warrants at the then-current market price when the holder might otherwise wish to hold the warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants. The Sponsor has agreed, in addition to the existing exercise provisions in the Warrant Agreement, to exercise certain warrants if (a) Hippo Holdings Inc. elects to redeem the warrants not held by the Sponsor or its permitted transferees, (b) the Reference Value exceeds $625.00 per share, and (c) there is an effective registration statement covering the issuance of shares of Hippo Holdings Inc. common stock issuable upon exercise of the warrants held by the Sponsor or its permitted transferees, and a current prospectus relating thereto, available at the time of such exercise.

In addition, we have the ability to redeem the outstanding warrants (including the warrants held by the Sponsor or its permitted transferees if the Reference Value is less than $450.00 per share) for shares of Hippo Holdings Inc. common stock at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $250.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of Hippo Holdings Inc. common stock determined based on the redemption date and the fair market value of our Hippo Holdings Inc. common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Hippo Holdings Inc. common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Separation Agreement, dated September 8, 2022, by and between Hippo Employee Services Inc. and Ran Harpaz Chief Operating Officer and Chief Technology Officer
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2022.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer