Form 10-K
period 2022-12-31
Hippo Holdings Inc.
filed 2023-03-02
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.0001 par value (the “Common Stock”), held by non-affiliates of the Registrant as of June 30, 2022 was approximately $314 million based upon the closing price reported for such date on The New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the Registrant’s Common Stock was 23,305,324 as of February 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of Hippo Holdings Inc. (“Hippo,” the “Company,” “we,” “us,” and “our”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for our future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

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
•our ability to stay in compliance with laws and regulations that currently apply, or become applicable, to our business both in the United States and internationally;
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
•We rely on the experience and expertise of our CEO, other key executives, highly-specialized insurance experts, key technical employees, and other highly skilled personnel.
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
•We are exposed to risk through our captive reinsurer RH Solutions Insurance Ltd. ("RHS"), which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through our MGA and unaffiliated MGAs..
•We are exposed to risk through our admitted and non-admitted insurance carriers, which underwrite insurance on behalf of our MGA and other non-affiliated general agents and managing general agents.
•The failures of our quota-share reinsurance treaties to pass risk transfer could reduce existing statutory surplus of the impacted carrier, potentially triggering the need for additional capital infusions.
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
•The increasing adoption by states of cybersecurity regulations has imposed, and could impose additional compliance burdens on us and expose us to additional liability.
•Our business, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.
•We expect our results of operations to fluctuate on a quarterly and annual basis. In addition, our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

•Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and ability to achieve profitability.
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
•Our insurance company subsidiaries are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may affect our ability to achieve profitability.
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

Modern technology provides an opportunity to transform the $119 billion U.S. home insurance industry, enabling advancements and efficiencies across the customer lifecycle. We believe there is significant opportunity in this market, expected to reach nearly $133 billion by 2024 (according to industry data from Conning, Inc) for a digital-first, customer-centric company like Hippo.

Our targeted customers, a demographic we call “Generation Better”, are homeowners who proactively maintain their homes, are open to using technology to do so and welcome a modern insurance brand. We estimate that Generation Better represents 33% of all U.S. homeowners.

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
Hippo uses live data to anticipate major events, enabling our claims team to reach out in advance of major weather events with comforting advice and information. When a customer does need to file a claim, Hippo guides that customer through the process, easing anxiety and improving satisfaction.

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
Through our mobile app, a homeowner can get a dynamic assessment of the health of their home. A personalized checklist in the app provides guidance on maintenance actions the homeowner should take based on that health assessment. We also offer on-demand home care and maintenance advice and, in some areas, the ability to book professionals for some in-home services.
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

Aligned Interest: When our Customers Win, We Win

Our Industry / Opportunity

With $119 billion in annual premiums, the U.S. home insurance industry is a deeply fragmented market with only one carrier accounting for more than 10% of the total market share (according to S&P Capital IQ). This fragmentation in the market sets the stage for positive traction from new entrants — this is not a winner-take-all industry.

The U.S. home insurance industry has attractive customer dynamics and growth characteristics. According to the Insurance Information Institute, home insurance customers remain with their selected carrier for an average of 8-10 years — more than double the length of time of renters or auto insurance customers. Additionally, home insurance customers average $1,272 in annual premiums, providing insurers with a compelling recurring revenue opportunity. Multiple factors contribute to a strong growth outlook for the industry, including the high rate of new home construction, population growth, increasingly complex homes, and rising labor and material costs.

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

We believe the market is poised for rapid transformation with trends emerging in big data, technology, and underwriting that will allow better assessment of home insurance risk resulting in more accurate pricing, proliferation of application programming interfaces (“APIs”), and meeting the rising customer expectations for personalized and real-time products. We believe the COVID-19 pandemic has only accelerated this change, increasing homeowner adoption of digital channels and growing demands on the use of their homes.

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

Incumbent Challenges

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
•Proactive, technology-enabled approach: We aspire to be there for our customers as soon as the need arises, if possible before they even reach out to us for support. We use live data to help identify major events like fires or storms. When we suspect that our customers’ homes may be impacted, our team reaches out proactively to help ensure the safety of our customer, their families and their homes. We firmly believe in prioritizing the well-being of our customers and addressing damage to the home quickly, hopefully before things deteriorate or repair costs escalate. If we are effective, customers benefit from superior service in resolving claims, and we gain from better insurance outcomes by mitigating costs and increased customer loyalty.
•Depending on the claim, our team may use remote (virtual) inspection technology to expedite the claims handling process and, if possible, complete a claim remotely. When a specialist needs to visit the home, we leverage a network of vetted partners whom we quickly deploy, seeking to offer our customers full resolution as opposed to just an inspection. This network of trusted partners allows us to save on inspection costs when these partners also perform the work to resolve the issue, benefit from economies of scale for material purchases, and ensure quality repair work which reduces the probability of a repeat claim. This approach is designed to align everyone’s incentives and works to drive the best outcome and as fast a resolution as possible.

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

We seek to allow customers to buy our policies however they want: online, over the phone, or through an agent. Hippo is not tied to captive agent distribution channels in the way legacy carriers can be, and we seek to leverage this to our advantage in establishing a diverse set of distribution channels:
•Direct to consumer: We offer our customers digital purchasing options as well as online management of their account. Creating a fast and accurate online experience required developing advanced policy and claims management systems, which we benefit from across many areas.
•Insurance partners (agents / producers): This channel includes sales through traditional insurance agents and other insurance companies’ agency affiliates. We offer these partners what we believe is a truly differentiated experience: a dedicated producer portal that enables agents to benefit from the same efficiency and accuracy that our online, direct-to-consumer customers enjoy. Our platform is integrated with standard industry tools so agents can leverage the streamlined Hippo experience as part of their normal workflows. This technological foundation allows our producers to focus on valuable tasks rather than on time-consuming tasks like filing forms. We developed thorough onboarding and training processes, as well as marketing assets and playbooks, for this important channel. We are seeing increasingly strong results with our partners as we continuously augment our innovation in this channel.

•Non-insurance partners: This is our fastest growing channel. We partner and integrate with players across the real estate and financial services ecosystems, including national players such as home builders, smart home technology providers, mortgage originators, mortgage servicers, title companies, and realtors. Our portfolio of customized APIs and deep partner integrations enable us to offer customers the best and most efficient home insurance solutions in a contextually relevant way. For example:
•Home builders — we developed an insurance policy for new home construction, as well as the technology required to integrate into a builders’ sales systems. These integrations allow us to offer the builder’s customers a personalized insurance product precisely when their customers are in the market for a policy. Underwriting of these policies are heavily tailored to the customer’s property and can be easily purchased online or through our partner agency. Through these partnerships, we are able to access positively selected properties with a fundamentally better risk profile than those associated with older homes. The result is a potentially smoother home purchase experience and higher customer satisfaction for our builder partners.
•Smart home providers — we have been developing proprietary integrations with the leading providers of smart home and security systems to offer their customers better home insurance coverage with meaningful premium discounts. Moreover, these benefits are also available to our partners’ customers if they purchase insurance from Hippo.

Technological, Operational and Economic Moats

Our Technology + Insurance Approach

“Insurtech” is made of two words: Insurance and Technology. We are marrying the best of both to create a superior customer experience with superior business results.

Our full-stack technology systems have been built from the ground up, leveraging the experience of professionals with significant home insurance expertise. We take a similar approach when it comes to the collection and use of available data. In particular, we use machine learning and other analytical techniques to analyze the large amounts of data we collect, which enables us to draw key insights and learnings about our customers and potential risks to the homes we insure. For example, we considered multiple providers of aerial imagery to support our underwriting processes, and from such data we have been able to determine which sources would be best suited to inform variables like the status of a home’s roof or the presence of a swimming pool. We have used these insights to inform our rate and underwriting filings. Through experience, we have learned that not all data are equally valuable and that each situation requires a unique data approach to achieve the desired outcome. Hippo seeks new and unique data sources to gain deeper insights into our customers and their homes so that we can provide valuable protection advice and insurance products as well as properly underwrite and rate risks. We believe this provides us a significant advantage over many players in the space.

Beyond the use of data, we believe our use of technology gives us additional advantages over incumbents (who depend on legacy systems) and new entrants with less experience in the space. Examples include:
•Offering a fast and accurate online purchase flow that meets modern consumers’ expectations
•Integrating smart home activation status into our policy management system
•Quickly deploying rate changes in any state or region upon regulatory approval
•Creating sophisticated feedback loops between internal teams to ensure cross-pollination (for example, fast underwriting improvements based on claims insights)
•Developing proprietary, channel-specific technology to integrate Hippo’s offerings into partners’ platforms and streamlining their go-to-market efforts

In short, Hippo seeks to digitize operational aspects of the home insurance buying process. This approach creates lasting advantages that enable advancements across business growth, proactive home protection, and user experience.

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

We are vertically integrated through our ownership of our insurance carriers, including Spinnaker Insurance Company. Our structure allows us to balance risk retention with reinsurance capacity in a flexible manner, not just for Hippo’s core business but also for third-party programs supported by Spinnaker. Thus we are able to maintain a capital-light model while retaining risk in a way that aligns our interests with the reinsurance market and retain carrier economics. Most importantly, Spinnaker enables faster growth and reduced time to market for new offerings, regulatory filings and rate adjustments.

Our Diversified Distribution Strategy

Hippo’s established, diverse distribution channels are designed to allow customers to buy however and wherever they want. We have built channel-specific proprietary technology and bespoke business models to support this strategy. Developing unique technological solutions for partners such as home builders, loan servicers, insurance companies, and smart home technology providers allows us to not only integrate into other scaled platforms, but to also support our partners’ businesses and achieve great results alongside them and establish deeper relationships with these partners.

Our Smart Home Program

We have deployed what we believe is the most widely adopted Smart Home program in the U.S. home insurance space, which is currently available in almost all of the states where we operate. Under our program, when customers buy a policy through Hippo, they may opt in to receive a complimentary smart home self-monitoring system or choose to upgrade to a professionally monitored system. These systems include sensors that can detect smoke, carbon monoxide, water, and motion. Overall, our Smart Home program has experienced high customer adoption:
•The majority of eligible customers opt into the program
•The vast majority of the customers opting into the program activate their kits
•Customers who keep their kits active receive meaningful premium discounts

In achieving such wide adoption and activation, we are building a platform that enables us to increasingly focus on risk mitigation and loss ratio improvement and we continue to develop this program (for example, as we evaluate new options such as adding behavior-based discounts and professional monitoring offers).

Hippo Customer Experience

Hippo’s goal is to make homes safer and better protected so customers can enjoy their homes and lives. Starting with our dedicated sales staff, who streamline the purchase and onboarding experience down from days to minutes, we aim to make every lead and customer touchpoint efficient, transparent and clear.

Our approach to customer experience and insurance brings our values to the forefront, helping Hippo to protect the joy of homeownership. By better meeting the needs of our customers, we expect our LTV to benefit from increased customer retention and satisfaction.

Technology Approach

Hippo built its technology infrastructure, strategy and team to drive better outcomes for homeowners. Our technology is the driving force behind our ability to grow rapidly while managing risk, proactively supporting our customers, innovating on insurance and home protection products, and building effective solutions and services based on our insights.

Our purpose-built, full-stack approach starts with modern infrastructure and agile software systems. These systems enable us to capture, clean, and analyze data at scale, derive powerful insights, and create meaningful offerings for our customers and partners with speed and efficiency. In a manner consistent with our regulatory filings, we pair this technology with proprietary insurance expert systems, powered by augmented intelligence, to scale our capabilities across actuarial, underwriting, claims, coverages, and fraud prevention. Together, these systems enable us to deploy an intelligent and simple purchase experience that is customized by distribution channel, readily launch new states and partners, and deliver proactive solutions to customers like predicted weather alerts and real-time policy updates. Our technology enables us to iterate quickly and deploy new products or features within days whereas for an incumbent, relying on legacy systems, it might take months or even years.

In short, Hippo largely digitizes the home insurance process creating lasting advantages that enable advancements across business growth, proactive home protection, and user experience.
•Rapid growth across diverse channels.
We have built our systems to scale rapidly and dynamically adapt to growth opportunities across the home insurance landscape. Our proprietary engine employs dynamic rules and machine learning algorithms to proactively manage risk. For example, our ability to segment risks based on home characteristics allows us to market and price our products more effectively than our competitors. This approach enables us to personalize coverage for a specific customer’s needs. Through adaptable APIs, we can deploy this capability across an ever-increasing number of channels, partners, and geographies quickly. As we accumulate knowledge from additional domains and data sources to fuel our Augmented Intelligence engine, insights are seamlessly deployed across Hippo’s integrated system, ensuring a consistent and unified experience across all distribution points.
•Risk prevention and proactive home protection.
Hippo’s technology is at the heart of our ability to better protect homes. Our process of ongoing underwriting, delivered through advanced algorithms analyzing a vast array of data sources, helps protect our customers. We also access differentiated and proprietary data sources. We have deployed hundreds of thousands of sensor kits that monitor temperature, water leaks, door and window openings, and more. Our wide distribution and customer activation of smart home kits could in the future allow us to collect aggregated and anonymized home health data, which is synthesized to support our approach and value-added home protection offerings. We also introduce new approaches to home protection. For example, our Hippo Home Care app, which we recently launched on a trial basis, enables our customers to assess their preparedness for various risks, and proactively offers solutions, such as curated lists of home service professionals (plumbers, electricians, etc.).
•Better experiences throughout the customer journey.
Hippo harnesses technology and data to deliver intuitive and frictionless experiences for customers at every phase of the insurance journey. In the purchase phase, we use advanced, verified data sources so that customers are not burdened with dozens of questions, enabling a simple and fast purchase experience. Through our partnerships, we can automatically provide electronic proof of insurance to mortgage lenders to save customers potential headaches at closing. With our builder partners, the customized Hippo policy can be purchased by a home buyer in a completely integrated process. Our integrated systems approach also benefits the customer in other ways. For example, Hippo Customer Support specialists can access relevant policy and property information, as well as past claims, to efficiently manage the process to provide the best customer experience. Additionally, third-party partners, such as inspectors or contractors, can be dispatched to the home, paid and tracked digitally.

Architecture

Our Technology Architecture approach follows the company’s proactive, customer-first strategy by taking a three-horizon view: enabling swift feature development for customer and partner needs; creating a scalable platform that works to anticipate future needs; and setting the capability framework for innovation.

•Our agile development teams are able to design, deliver and iterate to build product features for our customers and partners. We have built flexible and adaptable software architecture and engineering teams to effectively innovate and implement new ideas. This is combined with an agile, iterative approach to experimentation and analytics, working to make sure that we continuously improve our knowledge of what customers want.
•Our underlying software architecture and platform are designed to support future expansion and growth. We are creating data models, algorithms, learning engines, knowledge graphs and cloud platforms that are all intended to support future goals — more ambitious partnerships, wider distribution channels, and growing numbers of customers. By anticipating future growth with a blueprint of technology capabilities and technical platforms, we are proactively preparing for the next step-change in our company’s growth trajectory.
•We are keeping the pace of innovation high by investing in research and development of underlying technologies and capabilities that seek to change how the market operates in protecting homeowners. We launch tests with partners, look at new and proprietary data sources, offer additional virtual and in-home services, expand the boundaries of expectations on preventative measures, and try out new techniques for customer support and service. All of these are part of our innovation culture and supported by the technology infrastructure to build, experiment, measure, and iterate.

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

Another way we earn income is using our carriers platforms to offer insurance-as-a-service to other MGAs. The economic benefits to Hippo of providing this service extend beyond profit margins on these premiums and include capital efficiency benefits as the diversity of insurance offered allows Hippo to more efficiently manage its regulatory capital requirements through recognition of diversification benefits. Given our diverse portfolio of homeowners insurance, the regulatory capital we are required to set aside for premiums generated by these third parties is lower than these parties would need to set aside if they were to provide their own capital.

Finally, we earn margin on premiums we retain on policies we issue after ceding a significant portion of the insurance risk to our panel of high quality, reinsurance partners, some of whom have made multi-year commitments. We cede a significant portion of risk associated with these policies as part of our long-term capital-light strategy. And though the quantum of risk we cede in any year will fluctuate with reinsurance market pricing, we anticipate our long-term strategy will include cession of a significant portion of the insurance risk we generate.

Looking towards the future, we anticipate generating additional economic benefits through our offering of value-added services such as monitoring and home maintenance. In addition, we are growing First Connect Insurance Services, a digital platform designed to support independent agents by providing access to the nation's top carriers. The agent-centric platform provides access to over 60 carriers and a variety of products that includes home, auto, cyber, small business, life, specialty lines and more. The new Carrier Store helps agents discover additional carriers and products that can be bundled to increase sales.

Growth Strategy

As we grow, we expect to remain focused on the homeowners space and on making homes safer and better protected. Beyond growing our core product, we plan to grow vertically into adjacent insurance offerings as well as non-insurance areas, towards an all-inclusive home protection platform:

Core Product Growth

We are focused on the U.S. market, where the homeowners insurance industry represents $119 billion in annual premiums and is expected to reach nearly $133 billion by 2024 (according to industry data from Conning, Inc). Our product portfolio includes: standalone homes, condos, investment properties, and new home construction, and each of these is its own unique insurance product. Hippo has so far introduced its products in 40 states, covering over 90% of the US population.

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

Adjacent Insurance Offerings

We plan to offer additional insurance products to further protect and support homeowners in the US market. Where we feel we can create differentiated offerings leveraging our capabilities and assets, we will build new products much the same way we did our modern homeowners insurance product. We may also leverage partners to offer best of breed solutions in our capacity as an agent.

We also expect to expand the portfolio of third-party programs that Spinnaker supports as a carrier. With the scalable assets we have built to support Hippo’s growth, we believe we are well-positioned to offer ancillary services across distribution, support and other areas to grow these programs.

Adjacent Non-Insurance Offerings

We are deepening our relationships with homeowners by offering broader home protection services to complement our core insurance products. We have built the first, integrated insurance and home protection platform with our Smart Home program and home maintenance offerings, including virtual home services and remote support. We plan to expand these offerings to include on demand home care and maintenance. Such products and services can introduce additional sources of recurring revenue and non-risk-based revenue, accelerating capital efficient growth.

We are also growing First Connect Insurance Services, a digital platform designed to support independent agents by providing access to the nation’s top carriers, both insurtech startups as well as more established insurers. The agent-centric platform provides access to over 60 carriers and a variety of products across numerous lines of business including home, auto, cyber, small business, life, specialty lines and more. An example of our tech-enabled agent centric approach is the new Carrier Store which helps agents discover additional carriers and products for both stand-alone sales and those that can be bundled.

Competition

We face competition from established national brand names that offer competing products. These more established competitors have advantages such as brand recognition, greater access to capital, breadth of product offering, and scale of resources. We also face competition from select and new insurtechs that offer digital platforms. However, the market is fragmented, with just one carrier having over 10% market share according to S&P Capital IQ. This allows for multiple large and growing players to coexist with differentiated products and approaches.

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

Our Values and People

As of December 31, 2022, we had a total of 590 employees, of which 558 were located in the United States and 32 located internationally. We engage temporary workers and independent contractors when necessary in connection with a particular project, to meet increases in demand or to fill vacancies while recruiting a permanent employee. None of our employees are currently represented by a labor union or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our people team is focused on identifying and retaining top talent and building a world class organization. We use recognition and rewards including compensation and equity to attract and retain our talent.

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

Privacy and data security regulation in the U.S. is rapidly evolving. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which came into force in 2020. The CCPA and related regulations give California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA allows for the California Attorney General to impose civil penalties for violations, as well as providing a private right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information. In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act, and the California Financial Information

Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain. The CCPA likely marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have enacted or proposed similar laws. For example, in 2020, Nevada enacted SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the Consumer Data Protection Act (“CDPA”) which took effect on January 1, 2023 and grants new privacy rights for Virginia residents. In addition, California voters approved the November 2020 ballot measure to enact the CPRA, substantially expanding the requirements of the CCPA. Beginning on January 1, 2023, the CPRA gives consumers the ability to limit use of precise geolocation information and other categories of information classified as “sensitive”. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.

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

The method, extent, and substance of such regulation varies by state but are generally set out in statutes, regulations and orders that establish standards and requirements for conducting the business of insurance and that delegate authority for the regulation of insurance to a state agency. These laws, regulations and orders have a substantial impact on our business and relate to a wide variety of matters including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing, examination, investigation, agent and adjuster licensing, agent and broker compensation, policy forms, rates, and rules, the nature and amount of investments, claims practices, trade practices, participation in shared markets and guaranty funds, transaction with affiliates, the payment of dividends, underwriting standards, withdrawal from business, statutory accounting methods, data privacy and data security regulation, corporate governance, internal and external risk management, moratoriums (including of lawful actions), and other matters. In addition, state legislatures and insurance regulators continue to examine the appropriate nature and scope of state insurance regulations, including adopting new laws and regulations, and reinterpreting existing ones.

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

Spinnaker, and its subsidiaries’ ability to pay dividends without regulatory notice or in the case of certain dividends, regulatory approval, is restricted by Illinois and Texas law. Additionally, Spinnaker in the future may become commercially domiciled in additional jurisdictions depending on the amount of premiums written in those states. The laws of these other jurisdictions contain similar limitations on the payment of dividends by insurance companies that are domiciled in that state, and such laws may be more restrictive than Illinois and Texas.

In addition, the NAIC has recently developed a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company.

In particular, the NAIC has developed a system to test the adequacy of statutory capital and surplus of U.S.-based insurance companies, known as risk-based capital, which all states have adopted. This system establishes the minimum amount of capital and surplus necessary for an insurance company to support its overall business operations in consideration of its size and risk profile. Any reduction in the risk-based capital ratios of our insurance subsidiaries could require us to take remedial actions to increase our insurance subsidiaries’ capital and could also adversely affect their financial strength ratings as determined by statistical rating agencies.

The NAIC has been examining the use of artificial intelligence in the insurance industry, such as the sources of some of the data Hippo uses in marketing and underwriting its products. In August 2020, the NAIC adopted a statement of “high-level guiding principles”, calling on industry participants to be “fair and ethical, accountable, compliant, transparent, and secure, safe, and robust” in connection with the use of artificial intelligence. These principles do not have the force and effect of law, but could lead the NAIC or individual states to take action in the future that might restrict our use of artificial intelligence in our business.

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

As of December 31, 2022, our patent portfolio consisted of four utility patents covering autonomous cancellation of insurance policies using a multi-tiered data structure and real time rate monitoring, and three pending patent applications, including utility, invention, utility model and design patents in the United States. Our patents expire on June 24, 2039 and May 23, 2038, respectively. As of December 31, 2022, our trademark portfolio consisted of forty-two trademarks. These include the registration of the Hippo name as a trademark in Algeria, Armenia, Australia, Bhutan, Bosnia & Herzegovina, Cambodia, Columbia, the European Union, Georgia, Iceland, India, Indonesia, Israel, Japan, Kazakhstan, Laos, Liechtenstein, Monaco, Mongolia, Montenegro, New Zealand, Norway, Philippines, Republic of Korea, Republic of Moldova, Russian Federation, San Marino, Serbia, Singapore, Switzerland, Turkmenistan, Ukraine, United Kingdom, United States of America and Vietnam.

The expansion of our business has required us to protect our trademarks, domain names, copyrights and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, copyrights, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect our trademarks, domain names, copyrights, patents and other intellectual property rights, or prevent third parties from infringing upon them, our business may be adversely affected, perhaps materially. For additional information, see “Risk Factors — Risks Related to Our Business — Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition” and “— Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.”

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

We have incurred significant net losses on an annual basis since our incorporation in 2015, and we expect to make significant investments to further develop and expand our business going forward. In particular, we expect to continue to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we are also incurring significant legal, accounting, and other expenses that we did not incur as a private company. We expect that our net loss will increase in the near term as we continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

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
•technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating quotes or paying claims in a fast and reliable manner; or
•we are unable to address customer concerns regarding content, data privacy, and security generally or for our digital platform specifically.

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

Our revenue and total average number of employees grew in the year ended December 31, 2022. In addition, from December 31, 2021 to December 31, 2022, we expanded from offering Hippo’s insurance policies in 37 states to 40 states. This growth has placed and may continue to place significant demands on our management and our operational and financial resources. Hippo has hired and expects to continue hiring additional personnel to support our rapid growth. Our corporate and organizational structure is becoming more complex as we continue to acquire companies, add additional insurance and non-insurance products, expand our operations, add and integrate more employees, and invest in joint venture and other strategic investments. We will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures to account for our Company’s growth. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

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

Our primary proportional reinsurance contracts generally have a fixed term, per occurrence limits, and are subject to variable commission adjustments and loss participation features, including loss corridors and loss ratio caps. Each reinsurer’s share in the interest and liabilities related to the reinsurance contract varies, and the reinsurers are severally—but not jointly—liable under the applicable reinsurance contract. Further, these reinsurance agreements may not be required to cover renewals of policies that the insurance carrier is required by law to renew or write, and we may not be able to lawfully cancel or non-renew insurance policies in a manner that assures ongoing reinsurance protection under our reinsurance contracts.

We have in the past and may in the future change the structure of our reinsurance arrangements, which may impact our overall risk profile and financial and capital condition. We may be unable to negotiate new reinsurance contracts to provide continuous coverage or negotiate reinsurance on the same coverage, limits, pricing, or other terms as are currently available, as such availability depends in part on factors outside of our control. The existing or new contracts may not provide sufficient reinsurance protection. Market forces and external factors (such as significant losses from hurricanes, wildfires, severe weather, or terrorist attacks) or an increase in capital requirements, impact the availability of coverage, limits, and pricing of the reinsurance we purchase. If we are unable to maintain our current level of reinsurance coverage, extend our expiring reinsurance contracts, or purchase new reinsurance protection with the coverage, limits, and pricing and in the amounts that we consider sufficient, we would have to either accept an increase in our retained risk exposure, reduce our insurance writings, or develop or seek other alternatives.

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

Improvements in our loss experience have led to reduced loss participation features in our 2023 proportional reinsurance agreement versus prior year. However, with these features, our retained risk may still be in excess of our pro-rata participation and our overall loss exposure for catastrophic events remains similar to the prior year. Our final loss participation and risk retention will be dependent on various factors including our ability to implement rate increases, our attritional loss experience, and the impact of weather events on our book of business.

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
•increases in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, or other considerations that may or may not be under our control; or
•AM Best evaluation of the financial health of the holding company and its impact on the balance sheet strength of our rated insurance companies.

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

We use external data and our digital platform to collect and evaluate data points that we utilize in marketing, producing, pricing, and underwriting certain of our insurance policies, managing claims and customer support, and improving business processes. To the extent such data points are utilized in the underwriting or rating of our insurance products, these may be subject to prior regulatory filing, review, and approval. If federal or state regulators, or courts were to determine that the type or source of data we collect, the process we use for collecting this data, or how we or others use it results in failure to comply with applicable laws and regulations including, but not limited to, unfair trade and claims practices or non-discrimination laws, or otherwise violates existing laws and regulations, these could limit, prohibit, or restrict our collection or use of this data and could further result in potential administrative actions or material litigation.

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

To the extent that our present capital is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs, as well as their amount and timing (including our growth and profitability, risk retained, and the availability of reinsurance), market disruptions, and other developments.

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

In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows for the California Attorney General to impose civil penalties for violations and provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. California voters also recently passed the CPRA, which took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Some observers have noted that the CCPA (and the CPRA) could mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar or more stringent laws. For example, in 2020, Nevada passed SB 220 which restricts the “selling” of personal information and, in 2021, Virginia passed the CDPA, which took effect on January 1, 2023 and grants new privacy rights for Virginia residents. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Such new laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

We rely on the experience and expertise of our CEO, other key executives, highly-specialized insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of our CEO, other key executives, our highly-specialized insurance experts and key technical employees; and our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our organization. If we are unable to attract the requisite personnel, our business and prospects may be adversely affected. Each of our CEO, key executive officers, specialized insurance experts, key technical personnel, and other employees could terminate his or her relationship with us at any time. The loss of our CEO, any other key executive, specialized insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. We rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation or if the value of the shares underlying such awards has significantly declined.

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

Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. As our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissible or discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Refer to Note 16.

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

As of December 31, 2022, we had U.S. federal and state NOL carryforwards of approximately $540.5 million and $223.0 million, respectively, available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our U.S. federal NOL carryforwards, $102.8 million of losses will begin to expire in 2035 and $437.7 million of losses can be carried forward indefinitely. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.

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

Our success depends in significant part on our ability to expand into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of December 31, 2022, our insurance program was approved to be sold in 40 states. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.

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

We are exposed to risk through our captive reinsurer, RHS, which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through our MGA and unaffiliated MGAs.

The Company assumes insurance risk of policies underwritten by Hippo and unaffiliated MGAs through a wholly-owned Cayman domiciled insurance captive, RHS. During 2022 we retained approximately 10% of the proportional premium relating to such policies through Spinnaker or RHS. However, given the adjustable features in our proportional reinsurance agreements, the percentage of risk retained will likely exceed the percentage of premium retained.

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

In September of 2020, the Company acquired Spinnaker Insurance Company. The Company has since formed a domestic surplus lines carrier that underwrites policies on surplus lines business. Carriers that are subsidiaries of the Company only write business on a program basis through our MGA and through other non-affiliated general agents and managing general agents. The Company could, in the future, form or acquire additional carriers. All unaffiliated programs written through our carriers are reinsured and, as a result, the Company’s carriers retain a limited amount of risk. For most of our unaffiliated programs, we currently cede a significant portion of the risk. However, because reinsurance includes limits, caps, and exclusions, may be subject to termination (including cutoff of certain liabilities at termination), and further may be subject to collection risk, the Company is subject to the risk that it will retain more risk than it anticipates.

Additionally, because insurance companies are highly regulated by their states of domicile and by each state in which they are authorized to do business, we are subject to regulatory action and private litigation. Further, applicable laws, regulations, and administrative practices in the one or more states in the United States in which we do business may be subject to significant change, with or without notice, due to economic, political, and other conditions.

The failures of our quota-share reinsurance treaties to pass risk transfer, could reduce existing statutory surplus of the impacted carrier, potentially triggering the need for additional capital infusions.

To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty. Contractual provisions in a treaty that excessively limit the extent or timing of the net loss that a reinsurer can experience can conceivably preclude the treaty from meeting the criteria for risk transfer, thereby disqualifying it from reinsurance accounting treatment. An assessment of risk transfer must be performed upon entry into a new treaty, as well as each time the treaty is renewed. Each of our in-force quota-share reinsurance treaties qualified for reinsurance accounting at the time of its most-recent inception. Each of these treaties has a term of one-year or less. The Company currently expects to be able to renew each of the treaties that it determines beneficial to renew on terms that qualify for continued reinsurance accounting; however, there can be no assurance that the available market terms of these renewals (including pricing, coverage and exclusions) will also pass risk transfer. If a treaty that we desire to renew fails to qualify for reinsurance accounting based on its then-current renewal terms, it could adversely impact that carrier’s statutory surplus, triggering the need for additional capital infusions within a short period of time.

Risks Related to Our Industry

The insurance business, including the market for homeowners’ insurance, is historically cyclical in nature, and we may experience periods with excess underwriting capacity and unfavorable premium rates, which could adversely affect our business.

Historically, insurance carriers writing homeowners insurance have experienced significant fluctuations in operating results due to competition, frequency and severity of catastrophic events, levels of capacity, adverse litigation trends, regulatory constraints, general economic conditions, and other factors. The supply of insurance is related to prevailing prices, the level of insured losses, and the level of capital available to the industry that, in turn, may fluctuate in response to changes in rates of return on investments being earned in the insurance industry. As a result, the homeowners insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity increased premium levels. Demand for insurance depends on numerous factors, including the frequency and severity of catastrophic events, levels of capacity, the introduction of new capital providers, and general economic conditions, including rising inflation. All of these factors fluctuate and may contribute to price declines generally in the insurance industry.

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

Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. We have targeted writing homeowners business across all 50 states, but we cannot guarantee that we will be able to provide nationwide coverage in the near term or at all. As of December 31, 2022, our insurance program is approved to be sold in 40 states.

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

Additionally, RHS is domiciled in the Cayman Islands, and as such noncompliance with applicable Cayman regulations may subject us to regulatory action or private litigation. Further, applicable laws, regulations, and administrative practices in the Cayman Islands may be subject to significant change, with or without notice, due to economic, political, and other conditions.

We are subject to extensive regulation and supervision in the states in which we transact business by the individual state insurance departments. This regulation is generally designed to protect the interests of consumers, and not necessarily the interests of insurers or producers, their shareholders, or other investors. Numerous aspects of our insurance business are subject to regulation, including, but not limited to, premium rates, mandatory covered risks, limitations on the ability to non-renew or to cancel or elect not to renew business, prohibited exclusions, licensing and appointment of agents, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of customers, investments and capital, policy forms and coverages, advertising and other conduct, including restrictions on the use of credit information and other factors in underwriting, as well as other production, underwriting and claims practices. To the extent we decide to expand our current product offerings to include other insurance products, this would subject us to additional regulatory requirements and scrutiny in each state in which we elect to offer such products. States have also adopted legislation defining and prohibiting unfair methods of competition and unfair or deceptive acts and practices in the business of insurance. Prohibited practices include, but are not limited to, misrepresentations, false advertising, coercion, disparaging other insurers, unfair claims settlement procedures, discrimination in the business of insurance, and offering illegal inducements in connection with insurance sales. Noncompliance with any of such state statutes may subject us to regulatory action by the relevant state insurance regulator, and, in certain states, private litigation. States also regulate various aspects of the contractual relationships between insurers and licensed agents and brokers.

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

In addition, as a condition to writing business in certain states, insurance companies are often required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. Certain states impose significant restrictions on a company’s ability to materially reduce its exposures, non-renew, or to withdraw from certain lines of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans including on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to terminate unprofitable risks or to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure including, but not limited to, catastrophe events such as hurricane-related losses.

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

The increasing adoption by states of cybersecurity regulations has imposed, and could impose additional, compliance burdens on us and expose us to additional liability.

In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted, and others are considering new cybersecurity measures, including the adoption of cybersecurity regulations. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As of the summer of 2022, Alabama, Alaska, Connecticut, Delaware, Hawaii, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Michigan, Minnesota, Mississippi, New Hampshire, North Dakota, Ohio, South Carolina, Tennessee, Vermont, Virginia and Wisconsin have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future.

We are also subject to the New York Department of Financial Services’ (the NYDFS) Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, operating in New York pursuant to authorization by the NYDFS. The NYDFS Cybersecurity Regulation has increased our compliance burden, and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties in the future, as well as reputational risk.

Although we invest considerable resources to comply with financial industry cybersecurity regulations and believe we are materially compliant with their requirements, our failure to comply with new or existing cybersecurity regulations could result in regulatory actions and other penalties. In addition, our efforts to comply with new or existing cybersecurity regulations could impose significant costs on our business, which could materially and adversely affect our business, financial condition or results of operations.

Our businesses, results of operations and financial condition could be adversely affected by the ongoing conflict between Russia and Ukraine and related disruptions in the global economy.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. While we have no operations in Russia or Ukraine, our business may be adversely affected by this conflict and its effects. While our operations do not have significant direct exposure to customers in Russia or Ukraine, governments in the U.S., United Kingdom and European Union, among others, have each imposed financial and economic sanctions on certain industry sectors and parties in Russia. We are unable to predict the impact the ongoing conflict will have on our business or the global economy. The impact of further escalation of geopolitical tensions related to this conflict, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, protracted or further increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.

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

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and ability to achieve profitability.

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

Additionally, factors, such as general economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and underwriting profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2022, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.

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

Our insurance company subsidiaries are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may affect our ability to achieve profitability.

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

Our primary market risk exposures are to changes in interest rates and overall debt markets given that a majority of our portfolio is invested in debt securities, treasury bills, municipal bonds and mortgage- and asset-backed securities. We have limited exposure to equities but may in the future increase our portfolio’s allocation to equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risk.” In recent years, interest rates were at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Interest rates increased in 2022, and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated loss and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions can have a similar effect, such as the 1995 Montrose decision in which the California Supreme Court eliminated long standing coverage limitations by a narrow reading of policy exclusions. In these cases, insurers are required to create and write new exclusions to establish the intended coverage. These types of cases and the issues they raise may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.
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

On July 19, 2022, we received a notice from the NYSE that the Company was not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30-trading day period. We had six months following receipt of the notification to regain compliance with the minimum share price requirement, with the possibility of extension at the discretion of the NYSE. In order to regain compliance, on the last trading day in any calendar month during the cure period, our common stock was required to have: (i) a closing price of at least $1.00 per share; and (ii) an average closing price of at least $1.00 per share over the 30-trading day period ending on the last trading day of such month. If we failed to regain compliance during this period, our securities could have been delisted.

On August 31, 2022, we held a Special Meeting of Stockholders of the Company and obtained stockholder approval to implement a reverse stock split in order to regain compliance with the minimum closing price requirement. On September 29, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s common stock and a corresponding adjustment to its authorized capital stock. The reverse stock split and corresponding capital stock adjustment became effective as of 11:59 p.m. Eastern Daylight Time on September 29, 2022.

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
•certain amendments to our Certificate of Incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;
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

Under applicable state insurance laws and regulations, no person may acquire control of a domestic insurance company until written approval is obtained from the state insurance commissioner on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquirer, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. For example, pursuant to both the Illinois Holding Company Act and the Texas Holding Company Act, a person must either (a) seek regulatory approval from the Director or Commissioner of each state’s insurance regulatory authority prior to acquiring direct or indirect “control” of a domestic insurer by filing a “Form A” application, or (b) obtain an exemption from such requirement from the relevant Director or Commissioner if the transaction does not result in the actual change of “control” as defined in the state’s Holding Company Act. We cannot predict with certainty whether a state will approve applications for exemptions or the timing of such decisions by the states, or whether regulators may impose conditions on or in connection with these applications that might be considered burdensome in nature. If a state insurance regulatory authority were to deny an application for an exemption, we would be required to seek the prior approval of the regulatory authority of the transaction pursuant to a Form A filing. These requirements may discourage potential acquisition proposals and may delay, deter, or prevent a change of control of our insurance company subsidiary, including through transactions that some or all of the stockholders might consider to be desirable.

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

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

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

We currently intend to take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company for up to five years after the closing of the Business Combination. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

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

Because we are a holding company and all of our business is conducted through our subsidiaries, dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any of our future debt or preferred equity securities or our subsidiaries. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of shares of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Act and the listing standards of the NYSE. These requirements place a strain on our management, systems and resources, and we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company. The Exchange Act requires us to file annual, quarterly, and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures, and internal controls over financial reporting. The NYSE requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, and comply with the Exchange Act and NYSE requirements, significant resources and management oversight is required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our common stock.

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

Outstanding warrants to purchase an aggregate of 360,000 shares of Hippo Holdings Inc. common stock are exercisable in accordance with the terms of the Warrant Agreement, dated as of November 18, 2020, by and between RTPZ and the warrant agent named therein, as amended (the “Warrant Agreement”). Under the terms of the Warrant Agreement, these warrants became exercisable 12 months from the closing of RTPZ’s initial public offering, or on November 23, 2021. The exercise price of these warrants is $287.50 per share. To the extent such warrants are exercised, additional shares of Hippo Holdings Inc. common stock will be issued, which will result in dilution to the holders of Hippo Holdings Inc. common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Hippo Holdings Inc. common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 4.6 million public warrants and 4.4 million private placement warrants and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease facilities under operating leases with various expiration dates through 2030. Our corporate headquarters are located in Palo Alto, California. We also lease office space in Oakland, California; Austin, Texas; Dallas, Texas; Bedminster, New Jersey; Israel; and Poland. We do not own any real property as of December 31, 2022. We believe that our facilities are adequate to meet our current needs.
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

On January 20, 2022, Hippo filed a demurrer moving to dismiss the claims alleged in the complaint against Hippo, which the Court sustained with leave to amend on March 8, 2022. On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). Hippo filed a second demurrer in response to the amended complaint, which the Court denied on July 22, 2022. The Company’s Directors & Officers insurance carrier has been notified of this result. On August 9, 2022, Hippo filed an answer to the claims contained in the amended complaint. The parties are engaged in fact discovery, and a trial date is set for November 6, 2023. Hippo intends to move for summary judgment against the claims alleged in the amended complaint.
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

Holders
As of February 22, 2023, there were approximately 65 holders of record of the Company’s common stock.

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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Hippo Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

As an MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker Insurance Company and Spinnaker Specialty Insurance Company) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a significant portion of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” reinsurance treaty.
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
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaties we secured quota share reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or are collateralized. During 2022 we retained approximately 10% of the premium through our insurance company subsidiaries, including our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation. We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo
We also purchase non-proportional excess of loss (XOL) reinsurance. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company.
Other Reinsurance

Spinnaker purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by the Company in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.

Spinnaker also purchases a corporate catastrophe XOL program that attaches above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. This program provides protection to the Company from catastrophes that could impact a large number of insurance policies underwritten by the Company or other MGAs. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.

Fiscal Year 2023 Reinsurance Programs

Proportional Reinsurance Treaties — Hippo

For our primary homeowners reinsurance treaty commencing in 2023, we secured proportional reinsurance from a diverse panel of six third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023 we expect to retain approximately 40% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation.

For business produced through our builder channel, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023 we expect to retain approximately 53% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.

We also seek to further reduce our risk retention on both the primary homeowners treaty and the builder channel treaty through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”

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
Business Combination
On August 2, 2021, we completed the Business Combination and the PIPE Investment. For more information, see Notes 1 and 2 in the Notes to Consolidated Financial Statements set forth in Part II, Item 8 of this Annual Report on Form 10-K.
The Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, Hippo Enterprises Inc. has been deemed the accounting “acquirer” or predecessor and Hippo Holdings Inc. is the successor SEC registrant, which means that Hippo Enterprises Inc.’s financial statements for periods prior to the Business Combination have been disclosed in Hippo Holdings Inc.’s periodic reports filed with the SEC.
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
Although the COVID-19 pandemic and the various responses to it have created significant worldwide volatility, uncertainty and economic disruption over the past few years, recently there has been a return to more normal societal interactions, including in the way we operate our business. We cannot predict the future impacts of this ongoing pandemic or any new pandemic(s). See Part I, Item IA. “Risk Factors” for more information.

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

Our Ability to Expand Nationally Across the United States

We believe that national expansion will be a key driver of the long-term success of our business. As of December 31, 2022, we were authorized to sell Hippo Homeowners policies in 40 states. We expect to apply our highly scalable model nationally, with a tailored approach to each state that is driven by the regulatory environment and local market dynamics. We hope to expand rapidly and efficiently across different geographies while maintaining a high level of control over the specific strategy within each state.

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
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium for insurance policies written or assumed by us and less the earned portion of ceded written premium (any portion of our gross written premium that is ceded to third-party reinsurers under our reinsurance agreements). We earn written premiums on a pro-rata basis over the term of the policies.
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. We have underwriting authority and responsibility for administering claims (see Claim Processing Fees below) and we work with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of commission, and remit the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur.
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
d.Carrier Fronting Fees: Through our insurance-as-a-service business, we earn fronting fees from the MGA programs we support. We earn fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies. This revenue is included in the commission income, net line on our statements of operations and comprehensive loss.
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

	Years Ended December 31,
	2022	2021
	($ in millions)
Total Generated Premium	$811.1	$606.1
Total Revenue	119.7	91.2
Net Loss attributable to Hippo	(333.4)	(371.4)
Adjusted EBITDA	(206.4)	(172.4)
Gross Loss Ratio	76%	138%
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
Our Total Generated Premium for the year ended December 31, 2022 grew 34% year-over-year to $811.1 million from $606.1 million for the year ended December 31, 2021. The growth was driven primarily by growth of non-Hippo written premium supported by our insurance company, Spinnaker, maintaining solid premium retention levels, achieving planned premium rate increases, premium growth in our licensed insurance agencies, premium growth for policies placed wth third-party insurance companies, and expansion into three new states compared to the year ended December 31, 2021.
The following table presents Total Generated Premium for the years ended December 31, 2022 and 2021 (in millions):

	2022	2021	Change
Gross Written Premium	$629.9	$477.3	$152.6
Gross Placed Premium	181.2	128.8	52.4
Total Generated Premium	$811.1	$606.1	$205.0
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
For the year ended December 31, 2022, adjusted EBITDA loss was $206.4 million, an increase of $34.0 million compared to $172.4 million for the year ended December 31, 2021, due primarily to an increase in our loss and loss adjustment expense due to increasing risk retention and loss participation clauses in several of our proportional reinsurance treaties, employee-related costs due to an increase in average headcount to support our growth, an increase in amortization of deferred direct acquisition costs, an increase in carrier commissions, and an increase in public company costs. These amounts were partially offset by increase in commission income, net.
The following table provides a reconciliation of net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Years Ended December 31,
	2022	2021

Net loss attributable to Hippo	$(333.4)	$(371.4)
Adjustments:
Net investment income	(9.0)	(0.3)
Depreciation and amortization	15.2	11.0
Interest expense	—	26.1
Stock-based compensation	61.9	24.3
Fair value adjustments	(4.0)	172.6
Gain on extinguishment of debt	—	(47.0)
Contingent consideration charge	4.1	3.5
Other one-off transactions	2.2	8.1
Income taxes expense	1.3	0.7
Restructuring charges	1.8	—
Goodwill impairment charge	53.5	—
Adjusted EBITDA	$(206.4)	$(172.4)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Years Ended December 31,
	2022	2021
Gross Losses and LAE	$409.7	$515.4
Gross Earned Premium	541.5	374.5
Gross Loss Ratio	76%	138%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Years Ended December 31,
	2022	2021
PCS losses	18%	71%
Non-PCS losses	58%	67%
Gross loss ratio	76%	138%

For the year ended December 31, 2022, our Gross Loss Ratio was 76% compared with 138% for the year ended December 31, 2021. The decrease was primarily due to the impact of unusually high PCS catastrophic events during 2021, including the Texas winter storm Uri in February 2021. The decrease was also attributable to gross reserve releases of $49.3 million or 9 percentage points and $43.4 million or 8 percentage points of PCS and non-PCS events, respectively, due to reduced uncertainty on loss and loss adjustment expense on prior accident years.

Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Years Ended December 31,
	2022	2021
Net Losses and LAE	$101.4	$84.4
Net Earned Premium	42.5	38.9
Net Loss Ratio	239%	217%

For the year ended December 31, 2022, our Net Loss Ratio was 239% compared with 217% for the year ended December 31, 2021. Increase in Net Loss Ratio represents disproportionate increase in net losses and loss adjustment expenses compared to increase in net earned premium. For the year ended December 31, 2022, net loss and loss adjustment expenses increased to $101.4 million, an increase of $17.0 million, or 20 percentage points, compared to $84.4 million for the year ended December 31, 2021, versus increase in net earned premium for the year ended December 31, 2022, to $42.5 million, an increase of $3.6 million, or 9 percentage points compared to $38.9 million for the year ended December 31,2021. The increase in net loss and loss adjustment expenses is due primarily to an increase in loss participation features in our reinsurance agreements for the year ended December 31, 2022.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods indicated (dollars in millions):

	Years Ended December 31,
	2022	2021	Change	% Change
Revenue:
Net earned premium	$42.5	$38.9	$3.6	9%
Commission income, net	54.3	37.5	16.8	45%
Service and fee income	13.9	14.5	(0.6)	(4)%
Net investment income	9.0	0.3	8.7	2900%
Total revenue	119.7	91.2	28.5	31%
Expenses:
Losses and loss adjustment expenses	101.4	84.4	17.0	20%
Insurance related expenses	59.9	41.7	18.2	44%
Technology and development	57.5	36.2	21.3	59%
Sales and marketing	101.8	95.0	6.8	7%
General and administrative	71.5	49.2	22.3	45%
Impairment and restructuring charges	55.3	—	55.3	100%
Interest and other (income) expense, net	(2.5)	198.9	(201.4)	(101)%
Gain on extinguishment of debt	—	(47.0)	47.0	100%
Total expenses	444.9	458.4	(13.5)	(3)%
Loss before income taxes	(325.2)	(367.2)	42.0	(11)%
Income taxes expense	1.3	0.7	0.6	86%
Net loss	(326.5)	(367.9)	41.4	(11)%

Net income attributable to noncontrolling interests, net of tax	6.9	3.5	3.4	97%
Net loss attributable to Hippo	$(333.4)	$(371.4)	$38.0	(10)%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	(6.3)	(0.8)	(5.5)	688%
Comprehensive loss attributable to Hippo	$(339.7)	$(372.2)	$32.5	(9)%
Comparison of the Year Ended December 31, 2022 and 2021
Net Earned Premium
For the year ended December 31, 2022, net earned premium was $42.5 million, an increase of $3.6 million compared to $38.9 million for the year ended December 31, 2021. The increase is primarily due to increases in gross earned premium due to year-over-year growth of our total book of business, partially offset by an increased cost of XOL premiums for our catastrophic coverage. For the years ended December 31, 2022 and 2021, $23.1 million and $15.0 million, respectively, was offset against earned premium for XOL.

The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the years ended December 31, 2022 and 2021 (in millions).

	Years Ended December 31,
	2022	2021	Change
Gross written premium	$629.9	$477.3	$152.6
Ceded written premium	580.3	434.8	145.5
Net written premium	49.6	42.5	7.1
Change in unearned premium	(7.1)	(3.6)	(3.5)
Net earned premium	$42.5	$38.9	$3.6
Commission Income, Net
For the year ended December 31, 2022, commission income was $54.3 million, an increase of $16.8 million, or 45%, compared to $37.5 million for the year ended December 31, 2021. The increase was due primarily to increases in ceding commissions, including fronting fees, of $14.9 million, which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
Service and Fee Income
For the year ended December 31, 2022, service and fee income was $13.9 million, a decrease of $0.6 million, or 4%, compared to $14.5 million for the year ended December 31, 2021. In order to drive better loss ratio performance we have tightened our underwriting thresholds which has had the effect of lowering the number of new policies requiring fee-generating inspections.
Net Investment Income
For the year ended December 31, 2022, net investment income was $9.0 million, an increase of $8.7 million, compared to $0.3 million for the year ended December 31, 2021. The increase was due primarily to an increase in our investment balances from the cash proceeds received upon the completion of the Business Combination in August 2021, along with an increase in yields. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Losses and Loss Adjustment Expenses
For the year ended December 31, 2022, loss and loss adjustment expenses were $101.4 million, an increase of $17.0 million, compared to $84.4 million for the year ended December 31, 2021. The increase was due primarily to an increase earned premiums and loss participation features of $31.3 million, losses due to Hurricane Ian of $3.9 million, and an increase in employee-related expenses of $4.9 million for our claims processing department, including an increase in stock-based compensation of $2.0 million, driven by an increase in average headcount to support our growth. These amounts were partially offset by improvements in our loss experience and a net reserve release of $11.8 million relating to prior accident years.
Insurance-Related Expenses
For the year ended December 31, 2022, insurance-related expenses were $59.9 million, an increase of $18.2 million or 44%, compared to $41.7 million for the year ended December 31, 2021. The increase was due primarily to an increase in employee-related expenses of $5.3 million, including an increase in stock-based compensation of $4.3 million, driven by an increase in average headcount to support our growth. In addition, there was an increase in carrier commissions of $4.1 million, an increase in amortization expense attributable to capitalized internal use software of $4.1 million, and an increase in amortization of deferred direct acquisition costs of $3.9 million.

The primary components of insurance related expenses are listed below (in millions):

	Years Ended December 31,
	2022	2021
Amortization of deferred direct acquisition costs, net	$17.8	$13.9
Employee-related costs	12.5	7.2
Underwriting costs	7.8	8.1
Amortization of capitalized internal use software	9.0	4.9
Other	12.8	7.6
Total	$59.9	$41.7

Direct acquisition costs were $56.5 million for the year ended December 31, 2022, of which $38.7 million were offset by ceding commission income.

Direct acquisition costs were $36.9 million for the year ended December 31, 2021, of which $23.0 million was offset by ceding commission income.
Technology and Development Expenses
For the year ended December 31, 2022, technology and development expenses were $57.5 million, an increase of $21.3 million, or 59%, compared to $36.2 million for the year ended December 31, 2021. The increase was due primarily to an increase in employee-related costs of $18.8 million, including an increase in stock-based compensation of $12.4 million, driven by an increase in average headcount to support our long-term product roadmap and business growth.
Sales and Marketing Expenses
For the year ended December 31, 2022, sales and marketing expenses were $101.8 million, an increase of $6.8 million, or 7%, compared to $95.0 million for the year ended December 31, 2021. The increase was due primarily to an increase in employee-related expenses of $13.5 million, including an increase in stock-based compensation of $8.7 million, driven by an increase in average headcount to support our growth. These amounts were partially offset by a decrease in service fees of $7.0 million related to the issuance of a convertible promissory note in the first quarter of 2021 and a decrease in advertising costs of $1.9 million.
General and Administrative Expenses
For the year ended December 31, 2022, general and administrative expenses were $71.5 million, an increase of $22.3 million, or 45%, compared to $49.2 million for the year ended December 31, 2021. The increase was due primarily to an increase in employee-related expenses of $16.6 million, including an increase in stock-based compensation of $10.2 million, driven by an increase in average headcount to support our growth. There was also an increase in corporate and directors and officers insurance costs of $4.1 million related to the increased cost of public company requirements.
Impairment and Restructuring Charges
For the year ended December 31, 2022, impairment and restructuring charges were $55.3 million. The charges consisted of $53.5 million related to the impairment of goodwill and $1.8 million related to severance and other personnel costs associated with a reduction in workforce. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the year ended December 31, 2022, management identified quantitative and qualitative factors that collectively indicated we had a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. Based on these events, we concluded that a triggering event occurred and performed a quantitative impairment test. Based upon the results of the impairment test, we recognized a goodwill impairment charge in the third quarter of 2022. There were no impairment and restructuring expenses for the year ended December 31, 2021.
Interest and Other (Income) Expense
For the year ended December 31, 2022, interest and other income was $2.5 million, an increase of $201.4 million compared to interest and other expenses of $198.9 million for the year ended December 31, 2021. For the year ended December 31, 2021, interest and other expense was comprised of fair value losses recorded on preferred stock warrants of $121.6 million, fair value losses recorded on the derivative liability on our convertible promissory notes of $61.4 million, interest expense on the convertible promissory notes of $26.1 million. These instruments were settled in the third quarter of 2021. These amounts were partially offset by fair value gains on warrants of $10.3 million. For the year ended December 31, 2022, we recorded a gain on the change in fair value of our outstanding warrants of $4.0 million which was partially offset by other non-operating expenses.
Gain on Extinguishment of Debt
For the year ended December 31, 2022, we recorded no gain on the extinguishment of the convertible promissory notes and related derivative liability compared to $47.0 million in the prior year.
Income Taxes
For the year ended December 31, 2022, income tax expense was $1.3 million, an increase of $0.6 million, compared to $0.7 million for the year ended December 31, 2021. The increase was due primarily to an increase in foreign income taxes as a result of expanded foreign operations.
Liquidity and Capital Resources
Sources of Liquidity
In August 2021, we completed the Business Combination. In connection with this transaction, we received net proceeds of approximately $450 million. We also received proceeds of $29.0 million from the exercise of preferred stock warrants immediately prior to the Business Combination.
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of December 31, 2022, we had $244.5 million of cash and restricted cash and $445.9 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of December 31, 2022, is $25.2 million, and there were no outstanding amounts under this agreement.
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

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Years Ended December 31,
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$(161.5)	$(124.5)	$(37.0)
Investing activities	$(405.9)	$(30.0)	$(375.9)
Financing activities	$(6.8)	$480.8	$(487.6)
Operating Activities
Cash used in operating activities was $161.5 million for the year ended December 31, 2022, an increase of $37.0 million, from $124.5 million for the year ended December 31, 2021. This increase was due primarily to increased payments associated with higher expenses, primarily related loss and loss adjustment expenses as a result of the growth in our business in which we retain more risk, as well as an increase in employee related costs due to an increase in average headcount to support our growth.
Investing Activities
Cash used in investing activities was $405.9 million for the year ended December 31, 2022, due primarily to purchases of investments partially offset by proceeds from the maturities of investments.
Cash used in investing activities was $30.0 million for the year ended December 31, 2021, due primarily to maturities and sales of investments partially offset by cash paid for acquisition, net of cash acquired.
Financing Activities
Cash used in financing activities was $6.8 million for the year ended December 31, 2022, due primarily to taxes paid related to net share settlement of equity awards and payments of contingent consideration.
Cash provided by financing activities was $480.8 million for the year ended December 31, 2021, due primarily to the proceeds from the issuance of preferred stock, net of issuance costs.
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

Other Planned Uses of Capital

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

Subject to certain prorations and adjustments as provided for in the Agreement, the purchase price for the Property will be approximately $30.0 million in cash due at closing. Spinnaker deposited $2.0 million into escrow in February 2022. The Agreement was terminable by Spinnaker in Spinnaker’s sole discretion and without cause until
April 21, 2022. The Agreement contains customary representations and warranties, covenants, closing conditions and termination provisions. We expect to complete the purchase in the first half of 2023.

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

Loss and loss adjustment expense reserves are the amount of ultimate loss and loss adjustment expense less the paid amounts as of the balance sheet date.

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

Based on the methods used for each accident period, estimates of ultimate loss and allocated loss adjustment expenses are selected. The Chief Executive Officer and Chief Financial Officer meet on a quarterly basis to review the recommendations made by the actuarial department, and determine the best estimate to be recorded for the reserve for loss and loss adjustment expense reserves on the balance sheet.

Significant Assumptions Employed in the Recording of the Loss and Loss Adjustment Expense Reserve

The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses as of December 31, 2022 are historical aggregate claim reporting and payment patterns, which is assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, and social and economic patterns.

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

The following table summarizes gross and net reserves for unpaid loss and LAE as of December 31, (in millions):

	December 31, 2022		December 31, 2021
	Gross	Net	Gross	Net
Loss and loss adjustment reserves
IBNR	$200.6	$47.4	$195.0	$23.4
Case reserves	93.2	17.6	65.8	20.6
Total reserves	$293.8	$65.0	$260.8	$44.0
Sensitivity Analysis

The table below shows the impact on the loss and loss adjustment expense reserve based on reasonably likely changes to our held unpaid amounts after consideration of our proportional and non-proportional reinsurance as of December 31, 2022 (in millions).

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
Impact on:
Loss and loss adjustment expense reserves, net	$18.6	$(22.2)
For additional information refer to Note 11, Loss and Loss Adjustment Expense Reserves, of the audited consolidated financial statements.

Reinsurance Recoverable
We also estimated the amount of reinsurance recoverable from reinsurance contracts. Reinsurance assets include reinsurance recoverable on unpaid loss and loss adjustment expense reserves that are estimated as part of our loss reserving process and, consequently, are subject to similar judgments and uncertainties. This estimate requires significant judgment for which key considerations include:
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

For ceded reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

For additional information refer to Note 12, Reinsurance, to the audited consolidated financial statements.

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

As of December 31, 2022, we have U.S. federal and state NOL carryforwards of $540.5 million and $223.0 million, respectively. We have $93.7 million of Dual Consolidating Losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period so that federal NOLs generated in tax years after December 31, 2017 do not expire. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply. For additional information refer to Note 20, Income Taxes, to the audited consolidated financial statements.

For additional information refer to Note 20, Income Taxes, to the audited consolidated financial statements.

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

We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs, and cash flows, discount rates and selection of comparable companies and comparable transactions. For material acquisitions, we engage the assistance of valuations specialists in concluding on fair value measurements of certain assets acquired or liabilities assumed in a business combination. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with corresponding offset to goodwill.

For additional information refer to Note 22, Acquisitions, to the audited consolidated financial statements.

Goodwill and Intangible Assets
Goodwill on our consolidated balance sheets represents the excess of purchase price over the fair value of net assets acquired from our acquisitions. Intangible assets other than goodwill have also been identified as part of our acquisitions when determining the fair value of assets acquired.

Intangible assets other than goodwill included in our Consolidated Balance Sheets primarily include assets related to customer relationships, the value of business acquired, developed technology and agency and carrier relationships. The valuation of these assets used valuation methods appropriate for determining the market value of each asset. These valuation methodologies use various assumptions which included discount rates, the cost of capital, and forecasting, among others.

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

We evaluate the recoverability of intangible assets at least annually or whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, we test for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. As of December 31, 2022, we no longer have Goodwill as the results of our impairment test during the year resulted in the elimination of goodwill.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIPPO HOLDINGS INC.

Schedules are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hippo Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hippo Holdings Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019

San Francisco, California

March 2, 2023

HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2022	2021

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $127.3 million and $55.6 million, respectively)	$121.1	$54.9
Short-term investments	324.8	9.1
Total investments	445.9	64.0
Cash and cash equivalents	194.5	775.6
Restricted cash	50.0	43.1
Accounts receivable, net of allowance of $0.3 million and $0.4 million, respectively	107.2	56.5
Reinsurance recoverable on paid and unpaid losses and LAE	286.3	266.9
Prepaid reinsurance premiums	309.9	231.6
Ceding commissions receivable	45.8	41.6
Capitalized internal use software	38.8	25.9
Goodwill	—	53.5
Intangible assets	26.9	32.2
Other assets	63.6	51.8
Total assets	$1,568.9	$1,642.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$293.8	$260.8
Unearned premiums	341.3	253.1
Reinsurance premiums payable	207.1	159.4
Provision for commission	5.0	12.3
Accrued expenses and other liabilities	128.2	95.4
Total liabilities	975.4	781.0
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 23,201,434 and 22,601,245 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	1,558.0	1,488.3
Accumulated other comprehensive loss	(7.0)	(0.7)
Accumulated deficit	(961.1)	(628.0)
Total Hippo stockholders' equity	589.9	859.6
Noncontrolling interest	3.6	2.1
Total stockholders’ equity	593.5	861.7
Total liabilities and stockholders’ equity	$1,568.9	$1,642.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)

	Years Ended December 31,
	2022	2021

Revenue:
Net earned premium	$42.5	$38.9
Commission income, net	54.3	37.5
Service and fee income	13.9	14.5
Net investment income	9.0	0.3
Total revenue	119.7	91.2
Expenses:
Losses and loss adjustment expenses	101.4	84.4
Insurance related expenses	59.9	41.7
Technology and development	57.5	36.2
Sales and marketing	101.8	95.0
General and administrative	71.5	49.2
Impairment and restructuring charges	55.3	—
Interest and other (income) expense, net	(2.5)	198.9
Gain on extinguishment of debt	—	(47.0)
Total expenses	444.9	458.4
Loss before income taxes	(325.2)	(367.2)
Income taxes expense	1.3	0.7
Net loss	$(326.5)	$(367.9)
Net income attributable to noncontrolling interests, net of tax	6.9	3.5
Net loss attributable to Hippo	$(333.4)	$(371.4)
Other comprehensive loss:
Change in net unrealized gain or loss on investments, net of tax	(6.3)	(0.8)
Comprehensive loss attributable to Hippo	$(339.7)	$(372.2)

Per share data:
Net loss attributable to Hippo – basic and diluted	$(333.4)	$(371.4)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	22,747,101	10,886,757
Net loss per share attributable to Hippo - basic and diluted	$(14.66)	$(34.11)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements Stockholders’ Equity
(In millions, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance at January 1, 2021	12,235,498	$344.8	3,701,881	$—	$56.9	$0.1	$(256.6)	$(199.6)	$0.1	$(199.5)
Net loss	—	—	—	—	—	—	(371.4)	(371.4)	3.5	(367.9)
Other comprehensive loss	—	—	—	—	—	(0.8)	—	(0.8)	—	(0.8)
Exercise of preferred stock warrants	693,796	173.4	—	—	—	—	—	—	—	—
Convertible preferred stock conversion	(12,929,294)	(518.2)	12,929,294	—	518.2	—	—	518.2	—	518.2
Convertible debt conversion and other issuances	—	—	1,737,972	—	434.5	—	—	434.5	—	434.5
Issuance of common stock in connection with the Business Combination, net	—	—	2,199,545	—	453.9	—	—	453.9	—	453.9
Acquisition of public and private placement warrants	—	—	—	—	(14.6)	—	—	(14.6)	—	(14.6)
Issuance of common stock in an acquisition	—	—	48,000	—	6.2	—	—	6.2	—	6.2
Issuance of common stock from stock plans and contingently issuable shares	—	—	897,319	—	6.0	—	—	6.0	—	6.0
Exercise of common stock warrants, net	—	—	1,088,103	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(869)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	27.2	—	—	27.2	—	27.2
Other	—	—	—	—	—	—	—	—	(1.5)	(1.5)
Balance at December 31, 2021	—	$—	22,601,245	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net Loss	—	—	—	—	—	—	(333.4)	(333.4)	6.9	(326.5)
Other comprehensive loss	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Issuance of common stock from stock plans and contingently issuable shares	—	—	558,314	—	4.9	—	—	4.9	—	4.9
Issuance of common stock for earnout from acquisition	—	—	45,474	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	—	(3.9)			(3.9)		(3.9)
Stock-based compensation expense	—	—	—	—	68.7	—	—	68.7	—	68.7
Other	—	—	—	—	—	—	0.3	0.3	(5.4)	(5.1)
Balance at December 31, 2022	—	$—	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(326.5)	$(367.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15.2	11.0
Stock–based compensation expense	61.9	24.3
Change in fair value of preferred stock warrant liabilities	—	121.6
Change in fair value of warrant liability	(4.0)	(10.3)
Change in fair value of contingent consideration liability	4.1	3.5
Impairment charges	53.5	—
Change in fair value of derivative liability on notes	—	61.4
Amortization of debt discount	—	20.4
Gain on extinguishment of debt	—	(47.0)
Non-cash interest expense	—	5.7
Non-cash service expense	—	7.0
Other non-cash items	(3.0)	2.1
Changes in assets and liabilities:
Accounts receivable, net	(50.9)	(19.5)
Reinsurance recoverable on paid and unpaid losses and LAE	(19.4)	(132.8)
Ceding commissions receivable	(4.2)	(20.3)
Prepaid reinsurance premiums	(78.3)	(102.2)
Other assets	8.9	(32.8)
Provision for commission	(7.3)	(15.9)
Accrued expenses and other liabilities	19.6	35.4
Loss and loss adjustment expense reserves	33.0	155.7
Unearned premiums	88.2	102.8
Reinsurance premiums payable	47.7	73.3
Net cash used in operating activities	(161.5)	(124.5)
Cash flows from investing activities:
Capitalized internal use software costs	(14.8)	(13.3)
Purchase of intangible assets	—	(3.3)
Purchases of property and equipment	(4.9)	(0.8)
Purchases of investments	(793.0)	(26.2)
Maturities of investments	401.6	5.8
Sales of investments	7.2	10.7
Other	(2.0)	(2.9)
Net cash used in investing activities	(405.9)	(30.0)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3.9)	—
Proceeds from the exercise of preferred stock warrants	—	29.0
Proceeds from reverse recapitalization, net of redemptions, secondaries and costs	—	450.3
Proceeds from exercise of options	4.1	5.5
Payments of contingent consideration	(1.7)	(2.4)
Other	(5.3)	(1.6)
Net cash (used in) provided by financing activities	(6.8)	480.8

Net (decrease) increase in cash, cash equivalents, and restricted cash	(574.2)	326.3
Cash, cash equivalents, and restricted cash at the beginning of the period	818.7	492.4
Cash, cash equivalents, and restricted cash at the end of the period	$244.5	$818.7

Supplemental disclosures of non-cash financing and investing activities:
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2022	2021
Conversion of preferred stock for common stock	$—	$518.2
Conversion of convertible notes for common stock	$—	$434.5
Acquisition of public and private placement warrants	$—	$14.6
Convertible promissory notes issued for services	$—	$7.0
Equity issued for acquisitions	$—	$6.2
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

The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company ("SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company also owns RH Solutions Insurance (Cayman) Ltd. (“RHS”), a Cayman domiciled captive insurance company, which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers, a majority of which is for business written through Hippo Analytics Inc. Through Spinnaker or RHS, the Company also retains approximately 10% of the proportional direct insurance risk for programs underwritten by third parties. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The insurance products offered through Hippo Analytics Inc. primarily include homeowners’ insurance policies that protect customers from the risks of fire, wind, and theft. Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia and currently underwrites and distributes policies in 40 states as a managing general agent. The Company’s other non-insurance subsidiaries offer service contracts, home health check-ups, and home care advice.

Basis of Presentation and Consolidation

The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where it has controlling financial interests, and any variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

As a result of the Business Combination, which was completed on August 2, 2021, prior period share and per share amounts presented in the accompanying Consolidated Financial Statements and these related notes have

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, warrant liabilities, contingent consideration liabilities, acquired intangible assets and goodwill, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, and current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuers industry and future business prospects, any past failure of issuer to make scheduled interest or principal payments, and the payment structure of the investment and the issuers ability to make contractual payments on the investment.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The Company also considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs, and potential sales of investments to capitalize on favorable pricing.
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.
The Company did not identify any available-for-sale securities as of December 31, 2022 which presented a risk of loss due to credit deterioration of the security.

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

Concentration of Credit Risks

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, short-term investments, fixed maturities available-for-sale, and reinsurance recoverables. Cash deposits may, at times, exceed amounts insured by the Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation. However, its exposure to credit risk in the event of default by the financial institutions is limited to the extent of amounts recorded on the consolidated balance sheet. The Company performs evaluations of the relative credit standing of these financial institutions to limit the amount of credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents to date. The Company limits its exposure to credit losses by investing in money market funds, U.S. government securities, or securities with average credit quality of AA- or better. Premium receivables are a mix of receivables due from policyholders, agents, and program administrators. The Company has no significant off-balance-sheet concentration of credit risks such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Accounts Receivable
Accounts receivable consists of premium receivables and commission receivables and is reported net of an allowance for premium amounts or estimated uncollectible commission. Generally premiums and commissions are collected prior to providing coverage, minimizing the Company’s exposure to credit risk. Premiums and commissions receivable are short-term in nature and due within a year. The Company has established an allowance for uncollectible premiums and commissions related to credit risk, which it reviews on a quarterly basis. In its review, the Company considers length of collection periods, the creditworthiness of the insured, economic environment, specific regulatory developments and other relevant factors. Amounts deemed to be uncollectible are written off against the allowance.
Write-offs of receivables have not been material to the Company during the years ended December 31, 2022 and 2021.

Reinsurance
Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”), represent paid losses and LAE and reserves for unpaid losses and LAE ceded to reinsurers that are subject to reimbursement under reinsurance treaties. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Historically, the Company has not experienced any credit losses from reinsurance recoverables as of December 31, 2022 and 2021 respectively. The Company evaluates its reinsurance recoverables on a quarterly basis for risk of loss due to credit deterioration, including evaluating historical collection trends, reinsurer credit ratings, and other economic factors that may affect collectability of its reinsurance receivables due to credit deterioration To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no material allowance for uncollectible reinsurance recoverable.

Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net loss and LAE incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Loss participation features in the reinsurance agreements are estimated at each reporting period and recorded as an adjustment to loss and LAE.

Commission slide features in the reinsurance agreements are estimated at each reporting period and recorded as an adjustment to commission income, net.

For ceded reinsurance, risk transfer requirements must be met for reinsurance accounting to apply. If risk transfer requirements are not met, the contract is accounted for as a deposit, resulting in the recognition of cash flows under the contract through a deposit asset or liability and not as revenue or expense. To meet risk transfer requirements, a reinsurance contract must include both insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. Similar risk transfer criteria are used to determine whether directly written insurance contracts should be accounted for as insurance or as a deposit.

Prepaid reinsurance premiums represents the unearned portion of premiums ceded to reinsurers.

Amounts recoverable from reinsurers are estimated in a manner consistent with the liability associated with the reinsured business and consistent with the terms of the underlying contract.

Deferred Policy Acquisition Costs, net of Ceding Commissions
Incremental direct costs of acquiring insurance contracts and certain costs related directly to the acquisition process are deferred within other assets on the consolidated balance sheets and amortized over the term of the policies or reinsurance treaties to which they relate. Those costs include commissions, premium taxes, and board and bureau fees. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro-rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the deferrable acquisition costs of the business ceded is recorded as a deferred liability and amortized over the same period in which the related premiums are earned. The amortization of deferred policy acquisition costs is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.
The Company amortized deferred policy acquisition costs of $17.8 million and $13.9 million for the years ended December 31, 2022 and 2021, respectively.

Premium Deficiency
A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company considers anticipated investment income when determining if a premium deficiency exists. The Company recognized a nil and $0.3 million premium deficiency at December 31, 2022 and 2021, respectively.

Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and is reflected within other assets on the consolidated balance sheets. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of three years for furniture, fixtures, and equipment and two years for computer equipment. Leasehold improvements are also depreciated using the straight-line method and are amortized over the shorter of the remaining term of the lease or the useful life of the improvement. Depreciation expense totaled $0.9 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.

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

Leases
Leases arise from contractual obligations that convey the right to control the use of an identified property, plant or equipment for a stated time period in exchange for consideration. The Company determines if an arrangement is, or contains a lease at contract inception. Lease classification is determined at the lease commencement date, on which the leased assets are available for the Company’s use. The Company recognizes a right-of-use asset (“ROU”) and a corresponding lease liability at commencement date for operating leases. ROU assets are presented under other assets, and lease liabilities are presented under accrued expenses and other liabilities in the consolidated balance sheets. The Company did not have any material finance leases in the periods presented.

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

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more frequently if necessary. The goodwill impairment test is performed at the reporting unit level. To review for impairment the Company first assess qualitative factors to determine whether events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further assessment is performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company calculates the fair value of that reporting unit and compares the fair value to the reporting unit’s net book value. If the fair value of the reporting unit is greater than its net book value, there is no impairment. If the net book value exceeds the reporting unit’s fair value, an impairment loss is recognized, with the loss not exceeding the total amount of goodwill allocated to that reporting unit. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the asset’s carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no material impairment losses recognized on indefinite-lived intangible assets during the years ended December 31, 2022 and 2021. Refer to Note 6 for impairment charges related to goodwill.

The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairment losses recognized on long-lived assets during the years ended December 31, 2022 and 2021.

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

Loss and loss adjustment reserves are the amount of ultimate loss and loss adjustment expense less the paid amounts as of the balance sheet date.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Provision for Commission
Provision for commission includes return commission payable to insurers, or commission slide, based on the actual performance of insurance policies placed by the Company against a contractual range of performance targets. The Company’s reserve estimation is based on current and historical performance of the portfolio of insurance policies placed with the insurance carriers.
Provision for commission also includes cancellation reserves which represent the Company’s estimate of return commission payable to insureds based on policy cancellations after the effective date. The Company’s estimation for the reserve uses historical policy cancellation.

The return commission payable to insurers and cancellation reserves are based on assumptions and estimates, and while management believes the amount recorded is the Company’s best estimate, the ultimate liability may differ from the amount recorded. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the period in which they become known.

Revenue Recognition
Net Earned Premium
Net earned premium represents the earned portion of the Company’s gross written premium for insurance policies written or assumed by the Company and less the earned portion of ceded written premium (any portion of the Company’s gross written premium that is ceded to third-party reinsurers under the Company’s reinsurance agreements). The Company earns written premiums on a pro-rata basis over the term of the policies.
Commission Income, net
Commission income, net includes:
1.Managing General Agent (“MGA”) Commission: The Company operates as an MGA for multiple insurers. The Company designs and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. The Company earns recurring commission and policy fees associated with the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

policies, they sell. The Company has underwriting authority and responsibility for administering claims, (see Claim Processing Fees below) and works with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay the Company commission in exchange for the opportunity to take that risk on their balance sheets. The Company’s performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, the Company charges policy fees and inspection fees (see Service and Fee Income below), retains its share of commission, and remits the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur.

The MGA commission is subject to adjustments, higher or lower (commonly referred to as “commission slide”), depending on the underwriting performance of the policies placed by us. The Company is required to return a portion of its MGA commission due to commission slide on the policies placed as an MGA if the underwriting performance varies due to higher Hippo programs’ loss ratio from provisional performance of the Hippo programs’ loss ratio. The Company also returns a portion of its MGA commission if the policies are cancelled before the term of the policy. Accordingly, the Company reserves for commission slide using estimated Hippo programs’ loss ratio performance, or a cancellation reserve as a reduction of revenue for each period presented in its statement of operations and comprehensive loss.

2.Agency Commission: The Company also operates licensed insurance agencies that are engaged solely in the sale of policies, including non-Hippo policies. For these policies, the Company earns a recurring agency commission from the carriers whose policies the Company sells, which is recorded in the commission income, net line in the consolidated statements of operations and comprehensive loss. Similar to the MGA businesses, the performance obligation from the agency contracts is placement of the insurance policies. For both MGA and insurance agency activities, the Company recognizes commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing the Company’s portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.

3.Ceding Commission: The Company receives commission based on the premium it cedes to third-party reinsurers for the reimbursement for the Company’s acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss. For the policies that the Company writes on its own carrier as MGA, the Company recognizes this commission as ceding commission on the consolidated statements of operations and comprehensive loss. The Company earns commission on ceded reinsurance premium in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The Company records the portion of ceding commission income which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.

4.Carrier Fronting Fees: Through the Company’s insurance-as-a-service business the Company earns fronting fees from the MGA programs it supports. The Company earns fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies. This revenue is included in the commission income, net line on its statements of operations and comprehensive loss.

5.Claim Processing Fees: As an MGA the Company receives a fee that is calculated as a percent of the premium, from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy and recognized ratably over the same period. This revenue is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Service and Fee Income
Service and fee income mainly represent policy fees and other revenue. The Company directly bills policyholders for policy fees and collects and retains fees per the terms of the contracts between the Company and its insurers. Similar to the commission revenue, the Company estimates a cancellation reserve for policy fees using historical information. The performance obligation associated with these fees is satisfied at a point in time upon completion of the underwriting process, which is the policy effective date. Accordingly, the Company recognizes all fees as revenue on the policy effective date.
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short-term investments and other investments, and the gains or losses from the sale of investments. The Company’s cash and invested assets primarily consist of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of the Company’s investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of the Company’s investment portfolio is mainly a function of the Company’s invested equity capital along with premium the Company receives from its customers less payments on customer claims.
Net investment income also includes an insignificant amount of net realized gains (losses) on investments, which are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any allowances for credit losses recognized in earnings, if any.
Disaggregated Revenue
The following table disaggregates the Company’s revenues by major source (in millions):

	Year Ended December 31,
	2022	2021
Net earned premium	$42.5	$38.9
Ceding commissions, net	37.6	21.3
Agency commissions, net	16.7	12.3
Policy fees	11.1	10.9
MGA commissions, net	—	2.6
Claims processing fees	—	1.3
Other revenue	2.8	3.6
Net investment income	9.0	0.3
Total revenue, net	$119.7	$91.2
All revenues for the years ended December 31, 2022, and 2021 are from business conducted in the United States.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Sales and Marketing
Sales and marketing expenses primarily consist of sales commissions, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. The Company expenses advertising costs as incurred. Sales and marketing also include allocated facility costs and related overhead based on headcount. Advertising costs were $26.9 million and $28.9 million for the years ended December 31, 2022 and 2021, respectively.

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
Interest and Other (Income) Expense
Interest and other (income) expense after the Business Combination in August 2021 primarily consists of fair value adjustments on outstanding warrants. Prior to the Business Combination interest and other (income) expense primarily consisted of interest expense incurred for convertible promissory notes, fair value adjustments on preferred stock warrant liabilities, and fair value adjustments on the embedded derivative on the Company’s convertible promissory notes.
Gain on Extinguishment of Debt
The Company recorded a gain on the extinguishment of the convertible promissory notes and related derivative liability of nil and $47.0 million for the years ended December 31, 2022 and 2021, respectively.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Emerging Growth Company
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless management determines that it is preferable to take advantage of early adoption provisions offered within the applicable guidance. The Company’s utilization of these transition periods may make it difficult to compare the Company’s financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the transition periods afforded under the JOBS Act.
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

In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 as of January 1, 2022, under the private company transition guidance and the adoption did not have a material impact on the Company’s consolidated financial statements. Refer to above and Note 20 for further information.

Accounting Pronouncements Not Yet Adopted
Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not have, nor does management expect such pronouncements for which the Company has not already adopted to have a significant impact on the Company’s present or future consolidated financial statements.
2. Business Combinations

Business Combination - Reverse Recapitalization

On August 2, 2021, the Company completed the Business Combination (the “Closing”).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

In connection with the Business Combination:

•Certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 2,200,000 shares (the “PIPE Shares”) of the Company’s common stock at a purchase price per share of $250.00 and an aggregate purchase price of $550.0 million (the “PIPE Investment”). The PIPE Investment was consummated concurrently with the Closing.

•Hippo used $95.0 million to reacquire 380,000 shares of common stock from certain stockholders of Old Hippo prior to the Business Combination.

•Prior to the Business Combination, RTPZ issued an aggregate of 230,000 shares of Class B common stock (the “Founder Shares”) to Reinvent Sponsor Z LLC, a Cayman Islands limited liability company (the “Sponsor”) for an aggregate purchase price of $25,000 in cash. All outstanding Founder Shares were automatically converted into shares of the Company’s common stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such Founder Shares.

•Prior to the Closing, holders of 770,455 shares of Class A common stock of RTPZ exercised their rights to redeem those shares for cash at an approximate price of $250.00 per share, for an aggregate of approximately $192.6 million which was paid to such holders at Closing. The remaining Class A common stock of RTPZ converted into shares of the Company’s common stock on a one-for-one basis at the Closing.

•Immediately after giving effect to the Merger and the PIPE Investment, there were 22,389,249 shares of Hippo common stock outstanding.

The aggregate gross cash consideration received by the Company in connection with the Business Combination and the PIPE investment was $587.7 million, which consisted of proceeds of $550.0 million from the PIPE Investment, plus approximately $37.7 million of cash from the Company’s trust account that held the proceeds from RTPZ’s initial public offering (the “Trust Account”) post-redemption of shares of RTPZ’s Class A common stock from RTPZ’s Class A stockholders. The aggregate cash consideration received was reduced by $95.0 million for the repurchase of common stock and reduced by $42.4 million for the payment of direct transaction costs incurred by Old Hippo and the Company which were reflected as a reduction of proceeds. The remaining consideration consisted of 19,809,704 newly issued shares of the Company’s common stock.

The following table reconciles the elements of the Business Combination and the PIPE investment to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

in millions	Recapitalization
Cash in trust, net of redemptions	$37.7
Cash - PIPE	550.0
Less: Cash used for repurchase of common stock	(95.0)
Less: transaction costs and advisory fees	(42.4)
Net cash received from the Business Combination and PIPE investment	$450.3
Net assets acquired from the Business Combination	3.6
Total	$453.9

The number of shares of common stock issued immediately following the consummation of the Business Combination and the PIPE Investment:

Number of Shares
Class A common stock outstanding prior to Business Combination	920,000
Less: Redemption of RTPZ Class A common stock	(770,455)
Class A common stock of RTPZ	149,545
RTPZ Founder shares – Class B	230,000
PIPE Shares	2,200,000
Business Combination and PIPE shares which converted to Hippo common stock	2,579,545
Old Hippo shares, net of repurchase (1)	19,809,704
Total shares of common stock outstanding immediately after Business Combination and PIPE investment	22,389,249

(1) The number of Old Hippo shares was determined based on Old Hippo common stock outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 6.95433 adjusted for buyback of 380,000 shares of common stock. For further details, refer to Note 19, Stockholders’ Equity.

In connection with the Business Combination, preferred stock warrants were exercised for cash proceeds of $29.0 million. See also Note 14, Convertible Promissory Notes and Derivative Liability, Note 15, Public Warrants and Private Placement Warrants, Note 18, Convertible Preferred Stock, and Note 19, Stockholders’ Equity for additional information regarding changes to the instruments as a result of the Business Combination.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

3. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$21.6	$—	$(0.5)	$21.1
States and other territories	8.9	—	(0.6)	8.3
Corporate securities	54.8	0.1	(2.4)	52.5
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	20.4	0.1	(1.6)	18.9
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	127.3	0.2	(6.4)	121.1
Short-term investments:
U.S. government and agencies	129.1	—	(0.2)	128.9
Commercial paper	147.1	—	(0.6)	146.5
Corporate securities	49.4	—	—	49.4
Total short-term investments	325.6	—	(0.8)	324.8
Total	$452.9	$0.2	$(7.2)	$445.9

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$9.3	$—	$—	$9.3
States and other territories	5.8	—	(0.1)	5.7
Corporate securities	17.3	—	(0.2)	17.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	10.8	—	(0.2)	10.6
Commercial mortgage-backed securities	4.8	—	(0.1)	4.7
Asset backed securities	6.7	—	(0.1)	6.6
Total fixed maturities available-for-sale	$55.6	$—	$(0.7)	$54.9
Short-term investments:
U.S. government and agencies	$9.1	$—	$—	$9.1
Total	$64.7	$—	$(0.7)	$64.0

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2022, and December 31, 2021 (in millions):

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$17.9	$(0.4)	$1.1	$(0.1)	$19.0	$(0.5)
States and other territories	3.6	(0.1)	4.6	(0.5)	8.2	(0.6)
Corporate securities	30.5	(1.5)	11.1	(0.9)	41.6	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	6.3	(0.3)	7.6	(1.3)	13.9	(1.6)
Commercial mortgage-backed securities	1.9	—	3.9	(0.7)	5.8	(0.7)
Asset backed securities	5.5	(0.2)	3.7	(0.3)	9.2	(0.5)
Short-term investments:
U.S. government and agencies	129.1	(0.2)	—	—	129.1	(0.2)
Commercial paper	147.1	(0.6)	—	—	147.1	(0.6)
Total	$341.9	$(3.3)	$32.8	$(3.9)	$374.7	$(7.2)

	December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
Municipal securities	$4.9	$(0.1)	$0.3	$—	$5.2	$(0.1)
Corporate securities	14.6	(0.2)	1.3	—	15.9	(0.2)
Residential mortgage-backed securities	10.3	(0.1)	0.2	(0.1)	10.5	(0.2)
Commercial mortgage-backed securities	4.7	(0.1)	—	—	4.7	(0.1)
Asset backed securities	5.4	(0.1)	—	—	5.4	(0.1)
Total	$39.9	$(0.6)	$1.8	$(0.1)	$41.7	$(0.7)

The Company has determined that unrealized losses as of December 31, 2022 and December 31, 2021 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	December 31, 2022
	Amortized Cost	Fair Value
Due to mature:
One year or less	$10.6	$10.4
After one year through five years	67.0	64.0
After five years	8.6	8.3
Residential mortgage-backed securities	20.4	18.9
Commercial mortgage-backed securities	6.5	5.8
Asset backed securities	14.2	13.7
Total fixed maturities available-for-sale	$127.3	$121.1
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the years ended December 31, 2022 and 2021, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Years Ended December 31,
	2022	2021
Interest on cash and cash equivalents	$2.4	$—
Fixed maturities income	2.9	0.4
Short-term investment income	3.9	—
Total investment income	9.2	0.4
Investment expenses	(0.2)	(0.1)
Net investment income	$9.0	$0.3

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents or fixed maturities available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.6 million and $8.6 million as of December 31, 2022 and 2021, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	December 31
	2022	2021
Cash and cash equivalents:
Cash	$65.7	$219.2
Money market funds	87.1	556.4
Commercial paper	26.8	—
U.S. government and agencies	14.9	—
Total cash and cash equivalents	194.5	775.6

Restricted cash:
Fiduciary assets	30.6	25.0
Letters of credit and cash on deposit	19.4	18.1
Total restricted cash	50.0	43.1
Total cash, cash equivalents, and restricted cash	$244.5	$818.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

5. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$244.5	$—	$—	$244.5
Fixed maturities available-for-sale:
U.S. government and agencies	21.1	—	—	21.1
States and other territories	—	8.3	—	8.3
Corporate securities	—	52.5	—	52.5
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	18.9	—	18.9
Commercial mortgage-backed securities	—	5.8	—	5.8
Asset backed securities	—	13.7	—	13.7
Total fixed maturities available-for-sale	21.1	100.0	—	121.1
Short-term investments
U.S. government and agencies	128.9	—	—	128.9
Commercial paper	—	146.5	—	146.5
Corporate securities	—	49.4	—	49.4
Total short-term investments	128.9	195.9	—	324.8
Total financial assets	$394.5	$295.9	$—	$690.4

Financial liabilities:
Contingent consideration liability	$—	$—	$11.9	$11.9
Public warrants	0.2	—	—	0.2
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.2	$0.1	$11.9	$12.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$818.7	$—	$—	$818.7
Fixed maturities available-for-sale:
U.S. government and agencies	9.3	—	—	9.3
States and other territories	—	5.7	—	5.7
Corporate securities	—	17.1	—	17.1
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	10.6	—	10.6
Commercial mortgage-backed securities	—	4.7	—	4.7
Asset backed securities	—	6.6	—	6.6
Total fixed maturities available-for-sale	9.3	45.6	—	54.9
Short-term investments
U.S. government and agencies	—	9.1	—	9.1
Total financial assets	$828.0	$54.7	$—	$882.7

Financial liabilities:
Contingent consideration liability	$—	$—	$11.6	$11.6
Public warrants	2.2	—	—	2.2
Private placement warrants	—	2.1	—	2.1
Total financial liabilities	$2.2	$2.1	$11.6	$15.9
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the Private Warrant Liability noted below there were no transfers between levels in the fair value hierarchy during the years ended December 31, 2022 and December 31, 2021.
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

	2022	2021
Balance as of January 1,	$11.6	$12.0
Payments of contingent consideration	(3.8)	(3.9)
Changes in fair value	4.1	3.5
Balance as of December 31,	$11.9	$11.6
Preferred Stock Warrant Liabilities
The preferred stock warrants were issued through the issuance of Series A-2 and Series C-1 Preferred Stock in March 2017 and October 2018, respectively. The warrants were vested immediately. Prior to the Business

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
The table below presents changes in the preferred stock warrant liability (in millions):

2021
Balance as of January 1,	$22.9
Changes in fair value	121.6
Settlement of preferred stock warrants	(144.5)
Balance as of December 31,	$—
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

2021
Balance as of January 1,	$113.3
Initial measurement of new derivative	2.8
Changes in fair value	61.4
Settlement of derivative liability	(177.5)
Balance as of December 31,	$—

Warrant Liability

The public and private warrants (as noted in Note 15) were acquired as part of the Business Combination and are measured at fair value on a recurring basis at the end of each reporting period within accrued expenses and other liabilities in the consolidated balance sheet.

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

The following table presents the changes in the fair value of the warrant liability (Public Warrants and Private Placement Warrants) (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	2022	2021
Balance as of January 1,	$4.3	$—
Initial measurement of warrants	—	14.6
Changes in fair value	(4.0)	(10.3)
December 31,	$0.3	$4.3
6. Goodwill
The following table represents the changes in goodwill (in millions):

Balance at January 1, 2021	$47.8
Additions from acquisitions	5.2
Other adjustments	$0.5
Balance at December 31, 2021	$53.5
Impairment charges	(53.5)
Balance at December 31, 2022	$—
The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the third quarter of 2022, management identified quantitative and qualitative factors that indicated a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. The Company performed a valuation at the reporting unit level using an income-based approach. These forecasts and assumptions are highly subjective. Given the results of the Company’s quantitative assessment, the Company determined that all the reporting units’ goodwill was impaired and the Company recorded impairment charges of $53.5 million, which are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive loss. See Note 22 for additional information regarding the Company’s acquisitions including recognition of goodwill.

7. Intangible Assets

		December 31,
		2022			2021
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	6.0	$13.5	$(3.4)	$10.1	$13.5	$(1.7)	$11.8
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	2.3	13.7	(8.5)	5.2	13.7	(6.0)	7.7
Developed technology	—	—	—	—	3.6	(2.7)	0.9
Value of business acquired	—	—	—	—	0.1	(0.1)	—
Other	6.1	1.7	(0.6)	1.1	2.0	(0.7)	1.3
Total intangible assets, net		$39.4	$(12.5)	$26.9	$43.4	$(11.2)	$32.2
Amortization expense related to intangible assets for the years ended December 31, 2022 and 2021 was $5.3 million and $5.7 million, respectively. The amortization expense is included in technology and development

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other.

As of December 31, 2022, the projected annual amortization expense for the Company’s intangible assets for the next five years is as follows (in millions):

Years Ending December 31,
2023	$4.3
2024	4.1
2025	2.5
2026	1.8
2027	1.8
Thereafter	1.9
Total	$16.4
8. Capitalized Internal Use Software

	December 31,
	2022	2021
	(in millions)
Capitalized internal use software	$56.4	$34.5
Less: accumulated amortization	(17.6)	(8.6)
Total capitalized internal use software	$38.8	$25.9
Amortization expense related to capitalized internal use software for the years ended December 31, 2022 and 2021 was $9.0 million and $4.9 million, respectively.

9. Other Assets

	December 31,
	2022	2021
	(in millions)
Prepaid expenses	$17.4	$21.2
Claims receivable	9.0	24.4
Lease right-of-use assets	27.6	—
Property and equipment	5.4	1.1
Other	4.2	5.1
Total other assets	$63.6	$51.8

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

10. Accrued Expenses and Other Liabilities

	December 31,
	2022	2021
	(in millions)
Claim payments outstanding	$27.7	$23.2
Lease liability	28.9	—
Advances from customers	10.2	8.7
Deferred revenue	11.0	11.2
Employee related accruals	6.2	8.5
Premium refund liability	8.2	4.8
Fiduciary liability	6.6	3.7
Contingent consideration liability	11.9	11.6
Other	17.5	23.7
Total accrued expenses and other liabilities	$128.2	$95.4

11. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the years ended December 31, (in millions):

	2022	2021
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$260.8	$105.1
Reinsurance recoverables on unpaid losses and LAE	(216.8)	(92.1)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	44.0	13.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	113.2	85.0
Prior years	(11.8)	(0.6)
Total incurred	101.4	84.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	56.7	43.6
Prior year	23.7	9.8
Total paid	80.4	53.4

Reserve for losses and LAE, net of reinsurance recoverables at end of period	65.0	44.0
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	228.8	216.8
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$293.8	$260.8
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.

Net incurred losses and LAE experienced favorable development of $11.8 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively. The prior period development of $11.8 million was driven primarily by favorable net loss development relating to the 2021 accident year, resulting in a net release of

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

$5.8 million from attritional reserves and $6.0 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
Incurred Loss and LAE, Net of Reinsurance
The following tables present information about incurred and paid loss development as of December 31, 2022, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and does not include claims that do not result in indemnification of loss. The information about incurred and paid claims development for the years ended prior to December 31, 2021 is presented as unaudited supplementary information. In addition, the following table shows incurred loss and LAE by accident year in aggregate as the Company has one single operating and reportable segment (in millions, except for number of claims):

	December 31,							December 31, 2022
	2016*	2017*	2018*	2019*	2020*	2021	2022	IBNR	Cumulative Number of Reported Claims
Accident Year
2016	$2.5	$1.9	$1.9	$1.8	$1.8	$1.8	$1.8	$—	711
2017		5.2	5.4	4.0	4.0	4.1	4.0	—	3,071
2018			7.8	7.2	7.2	7.2	6.8	0.1	5,927
2019				4.8	4.8	4.7	4.8	—	14,943
2020					28.6	28.1	29.9	0.8	30,235
2021						76.7	63.5	4.6	40,878
2022							94.3	41.8	40,213
Total incurred Loss and Loss Adjustment Expenses, net							$205.1	$47.3	135,978
* Presented as unaudited required supplementary information
Cumulative Paid Loss and LAE, Net of Reinsurance

	December 31,
	2016*	2017*	2018*	2019*	2020*	2021	2022
Accident Year
2016	$1.2	$1.8	$1.9	$1.8	$1.8	$1.8	$1.8
2017		3.0	4.0	4.0	4.0	4.0	4.0
2018			5.3	5.7	5.7	5.8	6.7
2019				3.2	4.4	4.6	4.7
2020					1.8	26.8	28.8
2021						35.3	55.8
2022							38.3
Total paid losses and LAE, net							$140.1
Total unpaid loss and LAE reserves, net							65.0
Ceded unpaid loss and LAE							$228.8
Gross unpaid loss and LAE							$293.8
* Presented as unaudited required supplementary information

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Average Annual Percentage Payout of Incurred Loss By Age, Net of Reinsurance (Unaudited Supplementary Information)

The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2022:

Years	1	2	3	4	5
Property and Casualty	56%	35%	3%	1%	5%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows (in millions):

	2022 Current Accident Year		2021 Current Accident Year
	Incurred	Paid	Incurred	Paid
Development table	$94.3	$38.3	$76.7	$35.3
Unallocated loss adjustment expense	18.9	18.9	8.3	8.3
Other	—	(0.5)	—	—
Rollforward table	$113.2	$56.7	$85.0	$43.6

12. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic risks. The Company’s insurance company subsidiaries have entered into proportional and non-proportional reinsurance treaties, under which a significant portion of the liabilities have been ceded to third-party reinsurers. The Company also assumes risk from non-affiliated insurance carriers.

Proportional Reinsurance Treaties — Hippo

    For the Company’s primary homeowners reinsurance treaty commencing in 2022, the Company secured quota share reinsurance from a diverse panel of eleven third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is collateralized. In 2022 the Company retained approximately 10% of the premium through the Company’s insurance company subsidiaries, including the Company’s captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align the Company’s interests with those of its reinsurers. Similar to the prior year, the Company saw increased use of loss participation features in the 2022 reinsurance agreements, which may increase the amount of losses retained by its insurance company subsidiaries in excess of the Company’s pro rata participation. The Company also seeks to further reduce its risk retention through purchases of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”

For the Company’s primary homeowners reinsurance treaty that commenced in 2021, the Company secured proportional reinsurance from a diverse panel of nine third-party reinsurers with AM Best ratings of “A-” or better. A total of approximately 12% of the premium was retained either by Spinnaker or RHS, which aligns interests with

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.

Non-Proportional Reinsurance — Hippo

The Company also purchases non-proportional XOL reinsurance. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company.

Other Reinsurance

Spinnaker purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.

Spinnaker also purchases a corporate catastrophe XOL program that attaches above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. This program provides protection to the Company from catastrophes that could impact a large number of insurance policies underwritten by the Company or other MGAs. The Company buys XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, hold substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the years ended December 31, 2022 and 2021 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following table reflects amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance (in millions):

	For the Years Ended December 31,
	2022			2021
	Written Premiums	Earned Premiums	Loss and LAE Incurred	Written Premiums	Earned Premiums	Loss and LAE Incurred
Direct	$628.3	$541.1	$409.6	$474.0	$364.7	$498.5
Assumed	1.6	0.4	0.1	3.3	9.8	16.9
Gross	629.9	541.5	409.7	477.3	374.5	515.4
Ceded	(580.3)	(499.0)	(308.3)	(434.8)	(335.6)	(431.0)
Net	$49.6	$42.5	$101.4	$42.5	$38.9	$84.4

As of December 31, 2022 and December 31, 2021, a provision for sliding scale commissions of $3.5 million and $8.6 million, respectively, is included in provision for commission on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, a receivable for sliding scale commissions of

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

$4.5 million and $2.7 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of December 31, 2022 and December 31, 2021, a provision for loss participation features of $51.3 million and $8.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balance is presented in the table below (in millions).

	December 31,
	2022	2021
Reinsurance recoverable on paid loss	$57.5	$50.1
Ceded unpaid loss and LAE	228.8	216.8
Total reinsurance recoverable	$286.3	$266.9

To reduce credit exposure to reinsurance recoverable and prepaid reinsurance premium balances, the Company evaluates the financial condition of its reinsurers and, in certain circumstances holds collateral in the form of funds withheld and letters of credit as security under the terms of its reinsurance contracts. The Company has the following unsecured reinsurance recoverable and prepaid reinsurance premium balances from reinsurers (in millions):

		December 31,
AM Best Rating	Reinsurer	2022	2021
A+	Everest Insurance Company	$55.3	$65.7
A+	Hannover Rück SE	49.9	—
A	Validus Reinsurance (Switzerland) Ltd.	42.2	57.5
A+	Munich Reinsurance America, Inc.	34.3	18.3
A+	Digital Advantage Insurance Company	19.4	—
A+	Partner Reinsurance Company Ltd.	18.7	—
A+	Partner Reinsurance Company of the U.S.	15.0	—
		$234.8	$141.5
	Other reinsurers	121.2	179.6
		$356.0	$321.1

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

13. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Years Ended December 31,
	2022		2021
	Amount	% of GWP	Amount	% of GWP
State
Texas	$155.6	24.7%	$139.2	29.2%
California	116.3	18.5%	85.2	17.9%
Florida	55.4	8.8%	26.8	5.6%
Georgia	29.3	4.7%	22.0	4.6%
Illinois	22.7	3.6%	19.1	4.0%
Colorado	19.3	3.1%	13.6	2.8%
Missouri	15.0	2.4%	13.0	2.7%
Arizona	14.3	2.3%	11.4	2.4%
Ohio	13.8	2.2%	10.5	2.2%
New Jersey	14.0	2.2%	10.4	2.2%
Other	174.2	27.7%	126.1	26.4%
Total	$629.9	100%	$477.3	100%
14. Convertible Promissory Notes and Derivative Liability
In November 2020, and December 2020, Old Hippo issued convertible promissory notes totaling $377.5 million that mature in November 2023, and December 2023. In February 2021, Old Hippo issued an additional convertible promissory note of $7.0 million that mature in February 2024 for management services provided. The convertible promissory notes bore interest at 2.5% compounded semi-annually. If a conversion event had not occurred, the annual interest rate would have automatically increased by 2.5% up to 7.5% after certain periods specified in the Purchase Agreement. After 15 months from issuance, if a conversion event had not occurred, interest would accrue at 5% per annum, compounding semi-annually, unless the Company filed an S-1 or signed a letter of intent or definitive agreements with respect to a qualified private round or public issuer merger, in which case the interest rate would have increased to 5% to apply after 21 months from issuance, provided a conversion on event had not occurred. With a prior written consent from the investor, the Company had the ability to repay the convertible promissory notes and interest, in whole or in part, any time in cash before the maturity date without a prepayment penalty. The convertible promissory notes contained an embedded derivative.
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

In connection with the Closing of the Business Combination on August 2, 2021, the convertible promissory notes converted into 1.8 million shares of the Company’s common stock.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

15. Public Warrants and Private Placement Warrants
In November 2020, in connection with the RTPZ IPO, RTPZ issued 4.6 million warrants (the “Public Warrants”) to purchase its Class A ordinary shares at $287.50 per share. Concurrently, RTPZ also issued 4.4 million warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to its Sponsor to purchase its Class A ordinary shares at $287.50 per share. In connection with the Business Combination, the Public and Private Placement warrants converted, on a one-for-one basis, into warrants to purchase Company common stock. All of the Public and Private Placement Warrants were outstanding as of December 31, 2022.
The Company classified the Public and Private Placement Warrants as other liabilities on its consolidated balance sheets as these instruments are precluded from being indexed to the Company’s own stock. In certain events outside of the Company’s control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash, while in certain scenarios, the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within interest and other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss. See Note 5, Fair Value Measurement for additional information on valuation.
16. Commitments and Contingencies
Purchase Commitments
As of December 31, 2022, the Company has total minimum purchase commitments, which must be made during the next three years, of $11.4 million.

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
On November 19, 2021, Hippo and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon brings six causes of action against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Mr. Navon brings two causes of action against Hippo – he repeats the fraud claim that is alleged against the Mr. Wand, and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius. Hippo has engaged counsel to defend both Hippo and Mr. Wand.
On January 20, 2022, Hippo filed a demurrer moving to dismiss the claims alleged in the complaint against Hippo, which the Court sustained with leave to amend on March 8, 2022. On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). Hippo filed a second demurrer in response to the amended complaint, which the Court denied on July 22, 2022. The Company’s Directors & Officers insurance carrier has been notified of this result. On August 9, 2022, Hippo filed an answer to the claims contained in the amended complaint. The parties are engaged in fact discovery, and a trial date is set for November 6, 2023. Hippo intends to move for summary judgment against the claims alleged in the amended complaint.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

17. Leases
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2030, some of which include options to extend the leases for up to 5 years. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain.

The Company recognized operating lease expense of $5.2 million for the year ended December 31, 2022. Under ASC 840, the operating lease expense was $3.1 million for the year ended December 31, 2021.

The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2022 were:

Weighted average remaining lease term	5.05
Weighted average discount rate	4.9%

Maturities of operating lease liabilities by fiscal year as of December 31, 2022 are (in millions):

Years Ending December 31,
2023	$6.7
2024	7.2
2025	6.7
2026	5.4
2027	2.4
Thereafter	4.6
Total undiscounted lease payments	$33.0
Less: Imputed interest	$(4.1)
Present value of lease payments	$28.9

Supplemental cash flow information about the Company’s operating leases (in millions):

For the Year Ended December 31,
2022

Cash paid for operating lease liabilities	$(4.4)
Right-of-use assets obtained in exchange for new operating liabilities	15.0

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

18. Convertible Preferred Stock
Prior to December 31, 2021, Old Hippo issued Series A-1, A-2, B, C, D, and E convertible preferred stock. There were no new issuances of preferred stock during the year ended December 31, 2022, other than the exercise of preferred stock warrants noted below.

Upon the Closing of the Business Combination, after the exercise of preferred stock warrants, all outstanding shares of Old Hippo’s preferred stock automatically converted into 12.9 million shares of the Company’s common stock after giving effect to the Exchange Ratio. See Note 2, Business Combinations for additional information on the Business Combination.

Preferred Stock Warrant Liabilities
In connection with obtaining a line of credit in March 2017, Old Hippo issued 1.1 thousand warrants to purchase Series A-2 Preferred Stock. The warrants vested immediately and were exercisable up to March 13, 2027.
In connection with the issuance of Series C Preferred Stock, in October 2018, Old Hippo issued to an investor 0.1 million warrants to purchase Series C-1 Preferred Stock. The warrants are exercisable upon vesting. In April 2020, the warrants were fully vested. The warrants will expire at the earliest of a deemed liquidation event, stock sale, or October 25, 2022.
In August 2021, prior to the Business Combination, the holders exercised their warrants for 0.1 million shares of Old Hippo preferred stock. After giving effect to the Exchange Ratio upon the Closing of the Business Combination, the 0.1 million shares of Old Hippo preferred stock converted into 0.7 million shares of the Company’s common stock.
Warrants to purchase shares of redeemable convertible preferred stock were classified as a liability as the underlying redeemable convertible preferred stock was not considered redeemable and would have required us to transfer assets upon exercise. The warrants were recorded at fair value upon issuance and are subject to remeasurement to fair value at each subsequent balance sheet date.
Prior to the Business Combination on August 2, 2021, the aggregate fair value of the preferred stock warrant liability was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.
19. Stockholders’ Equity
Common Stock
On August 2, 2021, the Company’s common stock and warrants began trading on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS”, respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
As described in Note 2, Business Combinations, the Company issued 19.8 million shares of the Company’s common stock in the Business Combination. The below table shows the conversion of Old Hippo’s outstanding instruments on the date of the Closing that were converted, exercised, or issued as stock consideration.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Description	Balance outstanding prior to the Business Combination	Exchange Ratio	Post Conversion Balances
Old Hippo common stock	637,636	6.95433	4,434,337
Old Hippo convertible preferred stock	1,759,407	6.95433	12,235,497
Old Hippo convertible promissory notes	249,912	6.95433	1,737,972
Old Hippo preferred stock warrants	99,764	6.95433	693,796
Old Hippo common stock warrants	156,463	6.95433	1,088,102
			20,189,704
Less: Repurchase of common stock			(380,000)
Net Old Hippo shares consideration			19,809,704

In connection with the Closing of the Business Combination on August 2, 2021, the Company issued 2,200,000 shares of Common Stock in the PIPE Investment to certain qualified institutional buyers and accredited investors that agreed to purchase such shares, for aggregate consideration of $550.0 million. Refer to Note 2, Business Combinations for more information.
Common Stock Warrants
In December 2017, the Company issued 0.2 million warrants for common stock to one of its investors. The warrants were subject to performance vesting and are accounted for as stock-based compensation expense when it is probable that the awards will vest. In October 2018 in connection with the issuance of Series C Preferred Stock, these warrants were amended to eliminate the performance vesting conditions and replace it with a time-based condition. Up until the amended date, none of the warrants were probable of being vested and no expense had been recorded. The fair value of the warrant upon the amendment was allocated to additional paid-in capital as part of the issuance of Series C Preferred Stock, net of issuance costs and preferred stock warrants.

In February 2018, the Company issued 0.2 million warrants for common stock to one of its investors. The warrants are subject to performance vesting and is accounted for as stock-based compensation expense when it is probable that the awards will vest. In December 2020, these warrants were amended, and 2.5 thousand warrants were vested. As a result of the modification, the Company recorded a stock-based compensation charge of $1.0 million to reflect the acceleration of 2.5 thousand shares that would otherwise not have vested. Up until the amended date, none of the remaining warrants were probable of being vested and no expense had been recorded.

On August 2, 2021, 0.2 million warrants were exercised for shares of Old Hippo common stock and the remaining 0.2 million warrants were cancelled. After giving effect to the Exchange Ratio and upon the Closing of the Business Combination, the exercised warrants converted into 1.1 million shares of Hippo Holdings Inc. common stock.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of January 1, 2021	2,888,211	$18.76	8.9	$108.9
Granted	387,421	120.37	—	—
Exercised	(913,892)	12.10	—	38.9
Cancelled/Expired	(460,576)	51.24	—	13.9
Outstanding as of December 31, 2021	1,901,163	$33.05	8.3	$84.8
Granted	625,578	45.07	—	—
Exercised	(145,525)	13.80	—	3.7
Cancelled/Expired	(394,238)	41.61	—	2.2
Outstanding as of December 31, 2022	1,986,978	$36.54	7.8	$1.3
Vested and exercisable as of December 31, 2022	1,060,363	$30.34	7.4	$1.2
The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $3.7 million and $38.9 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $15.24 and $56.00 per share, respectively.
Total unrecognized compensation cost of $18.5 million as of December 31, 2022 is expected to be recognized over a weighted-average period of 1.5 years.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Valuation Assumptions of Stock Options
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

December 31,
	2022	2021
Expected term (in years)	5.0 - 6.7	5.4 - 6.5
Expected volatility	29.6% - 30.9%	29.6% - 30.1%
Risk-free interest rate	2.7% - 3.0%	0.6% - 1.4%
Expected dividend yield	—%	—%
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
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes were deemed to be exercises of the 0.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The Company accounted for the forgiveness as a modification to the options granted and incurred an immediate incremental stock-based compensation charge of $2.1 million during the year ended December 31, 2021. The unvested shares subject to repurchase fully vest in 2023.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

In 2020 and 2021, certain employees early exercised stock options with cash. On December 31, 2022 and December 31, 2021, the Company had $1.4 million and $2.2 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 0.1 million and 0.1 million, respectively.

On March 1, 2023, the Board approved a one-time repricing of certain stock option awards that had been granted to date. The repricing will impact out-of-the-money stock options held by all employees who remain employed through March 6, 2023 (the “Repricing Date”), including our executive officers. Each stock option will be repriced to have a per share exercise price equal to the closing price of the Company’s Common Stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options, except for the exercise price premium for the Company’s executive officers as described further below.

For our C-level employees, each such employee who had their stock options repriced in accordance with the above will have a premium on the exercise price of their options in effect until the first anniversary of the Repricing Date (the “Premium End Date”), whereby in in the event the applicable employees (i) exercises his/her stock options prior to the Premium End Date or (ii) does not provide services to the Company as an employee or as a consultant through the Premium End Date, the exercise price applicable to the Premium Shares will be two times the closing price of the Company’s Common Stock on the Repricing Date.
Restricted Stock Units and Performance Restricted Stock Units
The Company grants service based RSUs and performance based RSUs (“PRSUs”) as part of the Company’s equity compensation plans.
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
During the year ended December 31, 2022, the Company granted 1.1 million PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals and the remaining PRSUs subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company.
The following table presents the assumptions utilized in the Monte Carlo valuation model for market-based awards for the period indicated:

December 31,
2022
Expected term (in years)	4.1
Expected volatility	95.0%
Risk-free interest rate	2.9%
Expected dividend yield	—%

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table summarizes the RSU and PRSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	—	$—
Granted	1,208,279	99.83
Vested	(7,505)	100.01
Canceled and forfeited	(35,203)	99.19
Unvested and outstanding as of December 31, 2021	1,165,571	$99.85
Granted	2,829,774	30.49
Vested	(444,105)	87.10
Canceled and forfeited	(669,256)	67.89
Unvested and outstanding as of December 31, 2022	2,881,984	$41.15

Total unrecognized compensation cost of unvested RSUs and PRSUs is $99.8 million as of December 31, 2022,and it is expected to be recognized over a weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the year ended December 31, 2022 and 2021, 0.1 million and nil shares were issued under the plan, respectively. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
The company recorded a modification charge of $2.6 million in 2021 relating to the cancellation of options granted to an executive officer of the Company without replacement.
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Years Ended
	December 31,
	2022	2021
Losses and loss adjustment expenses	$2.6	$0.6
Insurance related expenses	5.4	1.1
Technology and development	19.2	6.8
Sales and marketing	13.7	5.0
General and administrative	21.0	10.8
Total stock-based compensation expense	$61.9	$24.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

20. Income Taxes

Income tax expense

The Company and its U.S. subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated on a separate return basis. The Company’s international subsidiaries file various income tax returns in their respective jurisdictions.

Income (loss) before tax consists of the following (in millions):

	Year Ended December 31,
	2022	2021
United States	$(333.5)	$(371.3)
Foreign	1.4	0.6
Loss before income taxes attributable to Hippo	$(332.1)	$(370.7)
Income before tax attributable to noncontrolling interests	6.9	3.5
Loss before income taxes	$(325.2)	$(367.2)

The components of the total provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021
Loss before income taxes attributable to Hippo	$(332.1)	$(370.7)
Income tax benefit from statutory rate	(69.8)	(77.9)
Effect of:
Meals, entertainment & parking	0.2	0.1
Deferred compensation	6.6	27.8
Transaction costs	—	0.1
State taxes	(9.0)	(7.2)
Non-deductible interest	—	5.5
Goodwill impairment	8.0	—
Increase in valuation allowance	66.8	53.4
Foreign taxes	1.2	0.5
Other	(2.7)	(1.6)
Income taxes expense	$1.3	$0.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021
Income tax applicable to:
Current
State	$0.1	$0.2
Foreign	1.2	0.5
Total current provision	$1.3	$0.7
Deferred
Federal	$—	$—
State	—	—
Total deferred provision	$—	$—
Total provision for income taxes	$1.3	$0.7

Deferred tax

Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$127.7	$87.4
Intangible assets	8.5	3.5
Research and development credit	6.7	2.4
Deferred compensation	6.2	2.2
Unearned premium reserve	1.6	1.2
Loss reserve discount	0.8	0.6
Unrealized losses	1.7	0.2
Lease liability	5.6	3.7
Deferred revenue	4.3	—
Capitalized software	5.8	—
Other accruals	0.7	3.5
Total deferred tax assets	$169.6	$104.7
Valuation allowance	(161.5)	(93.2)
Total deferred income tax assets	$8.1	$11.5
Deferred tax liabilities
Property and equipment	$0.5	$0.3
Provision for commission slide and cancellation	0.2	0.2
Capitalized software	—	6.1
Acquired intangibles	—	0.2
Deferred acquisition costs	1.7	0.9
Right-of-use asset	5.4	3.5
Other	0.3	0.3
Total deferred tax liabilities	$8.1	$11.5
Deferred income tax assets, net	$—	$—

Valuation Allowance

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of all available evidence, with primary focus on the Company’s history of recent losses, the Company has concluded that it is not more likely than not that the recorded deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its net deferred tax assets recorded as of December 31, 2022 and 2021.

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

Below is a reconciliation of unrecognized tax benefits (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2022	2021
Beginning unrecognized tax benefits	$1.1	$—
Increases related to tax positions from prior years	0.7	—
Increases related to tax positions taken in the current year	1.1	1.1
Ending unrecognized tax benefits	$2.9	$1.1

The balances at December 31, 2022 and 2021 were fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2022 or 2021.

As of December 31, 2022, there were no material positions for which the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Net Operating Losses

As of December 31, 2022, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards of $540.5 million and $223.0 million, respectively. The Company has $93.7 million of Dual Consolidated Losses in RHS, a 953(d) company. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal NOLs generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply.

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

		Indefinite
	20-year Carryforward	Carryforward
	Expires in 2035 - 2042	Period	Total
U.S. Federal	$102.8	$437.7	$540.5
U.S. State	223.0	—	223.0
Balance as of December 31, 2021	$325.8	$437.7	$763.5

Tax credit carryforwards

As of December 31, 2022, the Company has U.S. federal R&D credit carryforwards of $6.1 million, which have a 20-year carryforward and expire 2038-2042, as well as state R&D credit carryforwards of $4.4 million, which have an indefinite carryforward period.

Taxing Authority Audits

The Company’s income tax returns are subject to federal and state tax examinations. There are no pending tax examinations as of December 31, 2022. For U.S. federal purposes, the Company is open to examination for the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

2019 – 2021 tax years and for state purposes, the Company is open for from 2018 – 2021 tax years. No interest or penalties were incurred during the years ended December 31, 2022 and 2021.
21. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Years Ended December 31,
	2022	2021
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(333.4)	$(371.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	22,747,101	10,886,757
Net loss per share attributable to Hippo — basic and diluted	$(14.66)	$(34.11)
Potential dilutive securities that were not included in the diluted loss per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2022	2021
Outstanding options	1,986,978	1,901,163
Warrants to purchase common shares	360,000	360,000
Common stock subject to repurchase	76,364	200,319
RSU and PRSUs	2,881,984	1,165,571
Total	5,305,326	3,627,053

22. Acquisitions
On August 31, 2021, the Company acquired a software development and engineering consulting firm for the aggregate purchase price of $7.8 million, consisting of cash and equity. The acquisition has been accounted for as a business combination under ASC 805 and was made to further strengthen the Company’s technology and development capabilities. Of the total purchase consideration, $5.3 million has been recorded to goodwill, $0.5 million to acquired intangible assets, and $2.0 million to net working capital. The Company incurred $0.4 million in acquisition related costs which were recognized as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).
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
23. Statutory Financial Information
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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

Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2022 and 2021, the Company’s insurance subsidiaries capital and surplus exceeds its authorized control level.

The statutory net income and statutory capital and surplus of the Company’s insurance subsidiaries in accordance with regulatory accounting practices were as follows (in millions):

	Statutory Net Income (Loss)		Statutory Capital and Surplus
	2022	2021	2022	2021
U.S. insurance subsidiaries	$1.0	$(0.5)	$164.9	$131.8
International insurance subsidiary	(35.8)	(54.7)	26.9	7.7
Total	$(34.8)	$(55.2)	$191.8	$139.5
24. Dividend Restrictions

Spinnaker Insurance Company

The maximum amount of dividends that can be paid by an Illinois-domiciled property and casualty insurance company without prior approval of the Illinois Insurance Commissioner in a 12 month period, measured retrospectively from the date of payment, is the greater of (1) ten percent (10%) of surplus as regards policyholders as of December 31 of the preceding year; or (2) the net income of such insurer as of December 31 of the preceding year, provided unassigned funds (surplus) exceeds zero following payment of such dividends. At December 31, 2022 and 2021, $14.7 million and $11.7 million was available for the payment of dividends without prior approval of the Illinois Department of Insurance, respectively.

Spinnaker Specialty Insurance Company (“SSIC”) and Mainsail Insurance Company (“MIC”)

The maximum amount of dividends that can be paid by a Texas-domiciled property and casualty insurance company without prior approval of the Texas Insurance Commissioner in a 12 month period, measured retrospectively from the date of payment, is the greater of (1) ten percent (10%) of surplus as regards policyholders as of December 31, 2022; or (2) the net income of such insurer as of December 31, 2022.

At December 31, 2022, surplus as regards policyholders for SSIC and MIC was $50.5 million and $15.1 million respectively. Net income was $0.3 million and $0.1 million for SSIC and MIC respectively, for the year ended December 31, 2022.

At December 31, 2021, surplus as regards policyholders for SSIC and MIC was $47.0 million and $10.0 million respectively. Net income was nil for SSIC and MIC for the year ended December 31, 2021.

RH Solutions Insurance (Cayman) Ltd.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advanced notice of any dividend payments. At December 31, 2022 and 2021, approximately $24.4 million and $5.4 million, respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared by the Directors. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) insurer under the Law, RHS is required to maintain the Prescribed Capital Requirement (“PCR”) of $2.3 million, which is based on net earned premium during the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act.) Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

On March 1, 2023, the Board approved a one-time repricing of certain stock option awards that had been granted to date under the 2019 Stock Option and Grant Plan, as amended (which amended and restated in its entirety the Hippo Enterprises Inc. 2016 Stock Option and Grant Plan, as amended) and the 2021 Incentive Award Plan. The repricing will impact out-of-the-money stock options held by all employees who remain employed through March 6, 2023 (the “Repricing Date”), including our executive officers but excluding our Co-Founder/Executive Chairman, Assaf Wand. The original exercise prices of the repriced stock options ranged from $20.25 to $146.75 per share for the 1 total grantees. Each stock option will be repriced to have a per share exercise price equal to the closing price of the Company’s Common Stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options, except for the exercise price premium for the Company’s executive officers as described further below.

For our C-level employees, which is comprised of a group of 15 employees including each of our NEOs except for Mr. Wand, who is not eligible for the repricing (such NEOs and their impacted holdings detailed below), each such employee who had their stock options repriced in accordance with the above, and whose stock options had an exercise price per share as of March 1, 2023 equal to or greater than two times the closing price of the Company’s Common Stock on the Repricing Date (all shares subject to such options, the “Premium Shares”), will have a premium on the exercise price of their options in effect until the first anniversary of the Repricing Date (the “Premium End Date”), whereby in the event the applicable employee (i) exercises his/her stock options prior to the Premium End Date or (ii) does not provide services to the Company as an employee or as a consultant through the Premium End Date, the exercise price applicable to the Premium Shares will be two times the closing price of the Company’s Common Stock on the Repricing Date. Each named executive officer held the following stock options subject to the repricing:

Name	Shares Subject to Stock Options	Original Exercise Price Per Share
Richard McCathron	27,816	$26.50
Richard McCathron	74,452	$34.00
Richard McCathron	107,364	$47.50
Richard McCathron	25,355	$146.75
Stewart Ellis	107,364	$47.50
Stewart Ellis	25,354	$146.75

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number		Incorporated by Reference			Provided Herewith
	Description of Document	Form	Filing Date	Number
2.1†	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Reinvent Technology Partners Z, RTPZ Merger Sub Inc. and, Hippo Enterprises, Inc.	S-4	7/8/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.	10-Q	11/10/2021	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of Hippo Holdings Inc.	8-K	9/29/2022	3.1
3.3	Amended and Restated Bylaws of Hippo Holdings Inc.	10-Q	11/10/2021	3.2
4.1	Specimen Warrant Certificate.	S-1	11/2/2020	4.4
4.2	Warrant Agreement, dated November 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/23/2020	4.1
4.3	Description of Hippo Holdings Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Form of Indemnification Agreement.	8-K	8/5/2021	10.1
10.2	Sponsor Support Agreement, dated March 3, 2021, by and among the Sponsor, each officer and director of RTPZ, RTPZ, and Old Hippo.	S-4	7/8/2021	10.14
10.3	Company Support Agreement, dated March 3, 2021, by and among RTPZ, Old Hippo, each officer and director of Old Hippo and certain stockholders of Old Hippo.	S-4	7/8/2021	10.15
10.4	Sponsor Agreement, dated March 3, 2021, by and among the Sponsor, RTPZ, and Old Hippo.	S-4	7/8/2021	10.16
10.5	Registration Rights Agreement by and among the Company, the Sponsor and the other holders of Class B ordinary shares, certain former stockholders of Old Hippo, and Reinvent Capital Fund LP.	8-K	8/5/2021	10.5
10.6*	Hippo Holdings Inc. 2021 Employee Stock Purchase Plan.	8-K	8/5/2021	10.6
10.7*	Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.7
10.8*	Form of Option Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.8
10.9*	Form of Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.9
10.10	Form of Subscription Agreement.	S-4	7/8/2021	10.21
10.11*	Offer Letter Agreement, dated as of February 5, 2019, by and between Hippo Analytics Inc. and Stewart Ellis.	S-4	7/8/2021	10.22
10.12*	Employment Agreement, dated as of December 9, 2015, by and between Hippo Analytics Inc. and Aviad Pinkovezky.	S-4	7/8/2021	10.23

10.13*	Offer Letter Agreement, dated as of October 14, 2020, by and between Hippo Analytics, Inc. and Simon Fleming-Wood.	S-4	7/8/2021	10.24
10.14*	Employment Agreement, dated as of January 1, 2016, by and between Hippo Analytics Inc. and Assaf Wand.	S-4	7/8/2021	10.25
10.15*	Employment Agreement, dated as of January 26, 2017, by and between Hippo Analytics Inc. and Rick McCathron.	S-4	7/8/2021	10.26
10.16*	Hippo Holdings Inc. Non-Employee Director Compensation Program.	8-K	8/5/2021	10.17
10.17*	Separation Agreement, dated September 8, 2022, by and between Hippo Employee Services Inc. and Ran Harpaz	10-Q	11/10/2022	10.1
10.18*	Separation Agreement, dated February 24, 2023 by and between Hippo Employee Services Inc. and Simon Fleming-Wood				X
10.19	Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of January 30, 2019.	8-K	8/5/2021	10.18
10.2	First Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of May 9, 2019.	8-K	8/5/2021	10.19
10.21	Second Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.20
10.22	Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of June 14, 2019.	8-K	8/5/2021	10.21
10.23	Amendment to Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of November 24, 2020.	8-K	8/5/2021	10.22
10.24	Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of July 2, 2020.	8-K	8/5/2021	10.23
10.25	First Amendment to Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of October 29, 2020.	8-K	8/5/2021	10.24
10.26	Lease Agreement by and between 522 Congress, LP and Hippo Analytics Inc., dated as of December 15, 2017.	8-K	8/5/2021	10.25
10.27	First Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.26
10.28	Second Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of July 7, 2021.	8-K	8/5/2021	10.27
10.29	Purchase and Sale Agreement, dated February 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.1
10.3	First Amendment to Purchase and Sale Agreement, dated March 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.2
14.1	Code of Business Conduct and Ethics.	8-K	8/16/2021	14.1
21.1	List of Subsidiaries.				X

23.1	Consent of Ernst & Young LLP.	X
24.1	Power of Attorney (see the signature page of this Form 10 K).	X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*	X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *	X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *	X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	XBRL Instance Document*	X
101.SCH	XBRL Taxonomy Extension Schema Document*	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*	X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)	X
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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 2, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Assaf Wand	/s/ Richard McCathron
Assaf Wand	Richard McCathron
Chairperson of the Board	President, Chief Executive Officer, & Director
March 2, 2023	(Principal Executive Officer)
March 2, 2023

/s/ Stewart Ellis	/s/ Amy Errett
Stewart Ellis	Amy Errett
Chief Financial Officer	Director
(Principal Accounting Officer)	March 2, 2023
March 2, 2023

/s/ Eric Feder	/s/ Lori Dickerson Fouché
Eric Feder	Lori Dickerson Fouché
Director	Director
March 2, 2023	March 2, 2023

/s/ Hugh R. Frater	/s/ Noah Knauf
Hugh R. Frater	Noah Knauf
Director	Director
March 2, 2023	March 2, 2023

/s/ Sam Landman	/s/ Sandra Wijnberg
Sam Landman	Sandra Wijnberg
Director	Director
March 2, 2023	March 2, 2023

/s/ John Nichols
John Nichols
Director
March 2, 2023