Form 10-Q
period 2023-03-31
Hippo Holdings Inc.
filed 2023-05-09
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 23,264,874 shares of common stock as of May 1, 2023.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $146.0 million and $127.3 million, respectively)	$141.0	$121.1
Short-term investments, at fair value (amortized cost: $290.7 million and $325.6 million, respectively)	290.4	324.8
Total investments	431.4	445.9
Cash and cash equivalents	188.9	194.5
Restricted cash	31.8	50.0
Accounts receivable, net of allowance of $0.3 million and $0.3 million, respectively	133.6	107.2
Reinsurance recoverable on paid and unpaid losses and LAE	300.6	286.3
Prepaid reinsurance premiums	326.8	309.9
Ceding commissions receivable	59.9	45.8
Capitalized internal use software	41.2	38.8
Intangible assets	25.8	26.9
Other assets	64.7	63.6
Total assets	$1,604.7	$1,568.9
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$305.2	$293.8
Unearned premiums	365.7	341.3
Reinsurance premiums payable	249.5	207.1
Provision for commission	8.7	5.0
Accrued expenses and other liabilities	132.6	128.2
Total liabilities	1,061.7	975.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 23,320,786 and 23,201,434 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,574.7	1,558.0
Accumulated other comprehensive loss	(5.3)	(7.0)
Accumulated deficit	(1,031.1)	(961.1)
Total Hippo stockholders’ equity	538.3	589.9
Noncontrolling interest	4.7	3.6
Total stockholders’ equity	543.0	593.5
Total liabilities and stockholders’ equity	$1,604.7	$1,568.9
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue:
Net earned premium	$13.8	$9.0
Commission income, net	17.4	11.5
Service and fee income	3.2	3.6
Net investment income	5.4	0.4
Total revenue	39.8	24.5
Expenses:
Losses and loss adjustment expenses	37.7	22.5
Insurance related expenses	15.8	13.2
Technology and development	11.6	14.7
Sales and marketing	22.4	24.9
General and administrative	19.8	16.5
Interest and other (income) expense	0.3	(1.0)
Total expenses	107.6	90.8
Loss before income taxes	(67.8)	(66.3)
Income tax expense	0.3	0.2
Net loss	(68.1)	(66.5)
Net income attributable to noncontrolling interests, net of tax	1.7	1.1
Net loss attributable to Hippo	$(69.8)	$(67.6)
Other comprehensive income:
Change in net unrealized gain or loss on investments, net of tax	1.7	(2.6)
Comprehensive loss attributable to Hippo	$(68.1)	$(70.2)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(69.8)	$(67.6)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	23,198,491	22,464,802
Net loss per share attributable to Hippo - basic and diluted	$(3.01)	$(3.01)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	22,601,245	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive income	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock from stock plans and contingently issuable shares	108,916	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	22,710,161	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(68.1)	$(66.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4.3	3.9
Stock–based compensation expense	16.1	13.4
Change in fair value of warrant liability	0.2	(1.2)
Change in fair value of contingent consideration liability	0.8	3.2
Other non-cash items	(1.8)	0.2
Changes in assets and liabilities:
Accounts receivable, net	(26.4)	(4.5)
Reinsurance recoverable on paid and unpaid losses and LAE	(14.6)	(54.5)
Ceding commissions receivable	(14.1)	(7.6)
Prepaid reinsurance premiums	(16.9)	(4.4)
Other assets	(2.1)	(3.3)
Provision for commission	3.7	2.1
Accrued expenses and other liabilities	5.0	(2.3)
Loss and loss adjustment expense reserves	11.4	21.6
Unearned premiums	24.4	(1.0)
Reinsurance premiums payable	42.4	42.3
Net cash used in operating activities	(35.7)	(58.6)
Cash flows from investing activities:
Capitalized internal use software costs	(3.9)	(3.8)
Purchases of property and equipment	—	(2.4)
Purchases of investments	(111.2)	(385.4)
Maturities of investments	122.0	12.8
Sales of investments	7.9	2.6
Other	(1.0)	(2.0)
Net cash provided by (used in) investing activities	13.8	(378.2)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(0.9)	(1.0)
Proceeds from exercise of options	0.2	1.2
Share repurchases under program	(0.2)	—
Payments of contingent consideration	(0.4)	(0.5)
Other	(0.6)	—
Net cash used in financing activities	(1.9)	(0.3)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(23.8)	(437.1)
Cash, cash equivalents, and restricted cash at the beginning of the period	244.5	818.7
Cash, cash equivalents, and restricted cash at the end of the period	$220.7	$381.6

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

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year.

In accordance with Accounting Standards Codification 280 "Segment Reporting", the Company began reporting three operating segments due to changes in how the Company's chief operating decision maker assesses the Company's performance and allocates resources. See Note 16 "Segment Reporting". The Company has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Proportionate adjustments were made to the number of shares issuable upon the exercise or vesting of all stock options, restricted stock, restricted stock units or other stock-based awards or rights (the “Stock-Based Awards”) and warrants outstanding at the Effective Time, as well as certain performance goals applicable to certain Stock-Based Awards, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such Stock-Based Awards and warrants, and, in the case of stock options, purchase rights outstanding under the Company’s 2021 Employee Stock Purchase Plan and warrants, a proportional increase in the exercise price of such stock options, purchase rights and warrants. In addition, the number of shares reserved for issuance under the Company’s 2021 Incentive Award Plan and 2021 Employee Stock Purchase Plan were proportionately reduced.

Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, warrant liabilities, contingent consideration liabilities, acquired intangible assets, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements through the date the financial statements were issued and filed with the SEC and believes that there are none that will have a material impact on the Company’s consolidated financial statements.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$21.5	$—	$(0.5)	$21.0
States and other territories	10.3	—	(0.6)	9.7
Corporate securities	68.2	0.4	(2.1)	66.5
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	22.3	0.1	(1.4)	21.0
Commercial mortgage-backed securities	7.8	—	(0.6)	7.2
Asset backed securities	15.0	0.1	(0.4)	14.7
Total fixed maturities available-for-sale	146.0	0.6	(5.6)	141.0
Short-term investments:
U.S. government and agencies	119.5	—	—	119.5
Commercial paper	131.5	—	(0.2)	131.3
Corporate securities	39.7	—	(0.1)	39.6
Total short-term investments	290.7	—	(0.3)	290.4
Total	$436.7	$0.6	$(5.9)	$431.4

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	21.6	$—	$(0.5)	$21.1
States and other territories	8.9	—	(0.6)	8.3
Corporate securities	54.8	0.1	(2.4)	52.5
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	20.4	0.1	(1.6)	18.9
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	127.3	0.2	(6.4)	121.1
Short-term investments:
U.S. government and agencies	129.1	—	(0.2)	128.9
Commercial paper	147.1	—	(0.6)	146.5
Corporate securities	49.4	—	—	49.4
Total short-term investments	325.6	—	(0.8)	324.8
Total	$452.9	$0.2	$(7.2)	$445.9

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of March 31, 2023, and December 31, 2022 (in millions):

	March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$10.9	$(0.2)	$10.2	$(0.3)	$21.1	$(0.5)
States and other territories	—	—	8.6	(0.6)	8.6	(0.6)
Corporate securities	5.6	(0.2)	60.9	(1.9)	66.5	(2.1)
Residential mortgage-backed securities	—	—	21.0	(1.4)	21.0	(1.4)
Commercial mortgage-backed securities	—	—	7.2	(0.6)	7.2	(0.6)
Asset backed securities	—	—	14.6	(0.4)	14.6	(0.4)
Short-term investments:
Commercial paper	131.3	(0.2)	—	—	131.3	(0.2)
Corporate securities	39.6	(0.1)	—	—	39.6	(0.1)
Total	$187.4	$(0.7)	$122.5	$(5.2)	$309.9	$(5.9)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$17.9	$(0.4)	$1.1	$(0.1)	$19.0	$(0.5)
States and other territories	3.6	(0.1)	4.6	(0.5)	8.2	(0.6)
Corporate securities	30.5	(1.5)	11.1	(0.9)	41.6	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	6.3	(0.3)	7.6	(1.3)	13.9	(1.6)
Commercial mortgage-backed securities	1.9	—	3.9	(0.7)	5.8	(0.7)
Asset backed securities	5.5	(0.2)	3.7	(0.3)	9.2	(0.5)
Short-term investments:
U.S. government and agencies	129.1	(0.2)	—	—	129.1	(0.2)
Commercial paper	147.1	(0.6)	—	—	147.1	(0.6)
Total	$341.9	$(3.3)	$32.8	$(3.9)	$374.7	$(7.2)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The Company has determined that unrealized losses as of March 31, 2023 and December 31, 2022 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of March 31, 2023, none of our fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	March 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$18.0	$17.6
After one year through five years	75.2	72.9
After five years	7.7	7.6
Residential mortgage-backed securities	22.3	21.0
Commercial mortgage-backed securities	7.8	7.2
Asset backed securities	15.0	14.7
Total fixed maturities available-for-sale	$146.0	$141.0
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three months ended March 31, 2023 and 2022, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Interest on cash and cash equivalents	$1.2	$0.2
Fixed maturities income	1.4	0.2
Short-term investment income	3.0	—
Total gross investment income	5.6	0.4
Investment expenses	(0.2)	—
Net investment income	$5.4	$0.4

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.0 million and $12.6 million as of March 31, 2023 and December 31, 2022, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$79.9	$65.7
Money market funds	58.6	87.1
Commercial paper	20.4	26.8
U.S. government and agencies	30.0	14.9
Total cash and cash equivalents	$188.9	$194.5

Restricted cash:
Fiduciary assets	23.9	30.6
Letters of credit and cash on deposit	7.9	19.4
Total restricted cash	31.8	50.0
Total cash, cash equivalents, and restricted cash	$220.7	$244.5
4. Fair Value Measurement
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$220.7	$—	$—	$220.7
Fixed maturities available-for-sale:
U.S. government and agencies	21.0	—	—	21.0
States and other territories	—	9.7	—	9.7
Corporate securities	—	66.5	—	66.5
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	21.0	—	21.0
Commercial mortgage-backed securities	—	7.2	—	7.2
Asset backed securities	—	14.7	—	14.7
Total fixed maturities available-for-sale	21.0	120.0	—	141.0
Short-term investments
U.S. government and agencies	115.3	4.2	—	119.5
Commercial paper	—	131.3	—	131.3
Corporate securities	—	39.6	—	39.6
Total short-term investments	115.3	175.1	—	290.4
Total financial assets	$357.0	$295.1	$—	$652.1

Financial liabilities:
Contingent consideration liability	$—	$—	$12.0	$12.0
Public warrants	0.3	—	—	0.3
Private placement warrants	—	0.2	—	0.2
Total financial liabilities	$0.3	$0.2	$12.0	$12.5

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2023.
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

	2023	2022
Balance as of January 1,	$11.9	$11.6
Payments of contingent consideration	(0.7)	(0.7)
Changes in fair value	0.8	3.2
Balance as of March 31,	$12.0	$14.1

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

5. Intangible Assets

		March 31, 2023			December 31, 2022
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	5.7	$13.5	$(3.8)	$9.7	$13.5	$(3.4)	$10.1
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	2	13.7	(9.1)	4.6	13.7	(8.5)	5.2
Other	6	1.7	(0.7)	1.0	1.7	(0.6)	1.1
Total intangible assets, net		$39.4	$(13.6)	$25.8	$39.4	$(12.5)	$26.9
Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was $1.1 million and $1.9 million. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	March 31, 2023	December 31, 2022
	(in millions)
Capitalized internal use software	$61.7	$56.4
Less: accumulated amortization	(20.5)	(17.6)
Total capitalized internal use software	$41.2	$38.8
Amortization expense related to capitalized internal use software for the three months ended March 31, 2023 and 2022 was $2.9 million and $1.8 million, respectively. The amortization expense is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.
7. Other Assets

	March 31, 2023	December 31, 2022
	(in millions)
Prepaid expenses	$17.5	$17.4
Claims receivable	10.6	9.0
Lease right-of-use assets	26.1	27.6
Property and equipment	5.1	5.4
Other	5.4	4.2
Total other assets	$64.7	$63.6

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
8. Accrued Expenses and Other Liabilities

	March 31, 2023	December 31, 2022
	(in millions)
Claim payments outstanding	$28.6	$27.7
Lease liability	27.8	28.9
Advances from customers	16.8	10.2
Deferred revenue	8.1	11.0
Employee related accruals	7.2	6.2
Premium refund liability	9.7	8.2
Fiduciary liability	3.7	6.6
Contingent consideration liability	12.0	11.9
Other	18.7	17.5
Total accrued expenses and other liabilities	$132.6	$128.2
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the three months ended March 31, (in millions):

	2023	2022
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$293.8	$260.8
Less: Reinsurance recoverables on unpaid losses and LAE	(228.8)	(217.0)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	65.0	43.8
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	37.8	25.3
Prior years	(0.1)	(2.8)
Total incurred	37.7	22.5
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	6.5	8.8
Prior years	14.8	10.4
Total paid	21.3	19.2

Reserve for losses and LAE, net of reinsurance recoverables at end of period	81.4	47.1
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	223.8	235.3
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$305.2	$282.4
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.

Net incurred losses and LAE experienced favorable development of $0.1 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively. The prior years’ development of $0.1 million was driven primarily by favorable net loss development relating to the 2022 accident year, resulting in a net release of $0.2 million from catastrophe reserves, offset by adverse development of $0.1 million from attritional reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
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

Proportional Reinsurance Treaties — Hippo

For the Company’s primary homeowners reinsurance treaty commencing in 2023, the Company secured proportional reinsurance from a diverse panel of six third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023 the Company expects to retain approximately 40% of the premium through its insurance company subsidiaries or its captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align the Company’s interests with those of its reinsurers. Loss participation features may increase the amount of losses retained by the Company’s insurance company subsidiaries in excess of its pro rata participation.

For business produced through the Company’s builder channel, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company expects to retain approximately 58% of the premium produced through the Company’s insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.

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

Non-Proportional Reinsurance — Hippo

The Company also purchases non-proportional excess of loss catastrophe coverage (“XOL”) reinsurance. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company or other managing general agents (“MGAs”). The Company is also exposed to this risk through its captive reinsurer, which takes on a share of the risk underwritten by the Company’s MGA business.

The Company’s XOL program provides protection to the Company from catastrophes that could impact a large number of insurance policies. The Company buys XOL so that the probability of losses from a single

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects the Company from all but the most severe catastrophic events.

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
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three months ended March 31, 2023, and 2022 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for reinsurance as of and for the three months ended March 31, 2023, and 2022 (in millions).

	For the Three Months Ended March 31,
	2023			2022
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$185.7	$164.1	$124.6	$117.0	$120.1	$90.9
Assumed	3.8	0.9	1.6	0.1	—	0.3
Gross	189.5	165.0	126.2	117.1	120.1	91.2
Ceded	(168.2)	(151.2)	(88.5)	(116.5)	(111.1)	(68.7)
Net	$21.3	$13.8	$37.7	$0.6	$9.0	$22.5

As of March 31, 2023 and December 31, 2022, a provision for sliding scale commissions of $6.2 million and $3.5 million, respectively, is included in provision for commission on the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, a receivable for sliding scale commissions of $4.0 million and $4.5 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, a provision for loss participation features of $70.5 million and $51.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended March 31,
	2023		2022
	Amount	% of GWP	Amount	% of GWP
State
Texas	$39.6	20.9%	$33.9	28.9%
California	32.8	17.3%	22.1	18.9%
Florida	21.5	11.3%	6.8	5.8%
Georgia	9.2	4.9%	6.1	5.2%
Colorado	5.8	3.1%	3.5	3.0%
Arizona	4.5	2.4%	3.2	2.7%
Illinois	5.1	2.7%	3.0	2.6%
New Jersey	4.3	2.3%	3.1	2.6%
Ohio	3.7	2.0%	2.6	2.2%
Missouri	3.6	1.9%	2.6	2.2%
Other	59.4	31.3%	30.2	25.8%
Total	$189.5	100%	$117.1	100%
12. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings. The Company is routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. The Company does not believe it is a party to any pending litigation or other legal proceedings that is likely to have a material adverse effect on the Company’s business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

On November 19, 2021, Hippo and Assaf Wand, the Company’s co-founder, were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon alleged six causes of action against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Innovius was an investor in the Company prior to its transaction with Mr. Navon. Mr. Navon alleges a fraud claim against Hippo and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius.

On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). On February 28, 2023, Mr. Navon filed a Third Amended Complaint alleging 18 claims for relief. In addition to the original allegations, the Third Amended Complaint alleges fraud, insider-trading, and aiding-and-abetting claims based on the theory that Hippo and Mr. Wand provided Innovius and its principal, Justin Moore, with material nonpublic information about Hippo’s business. Finally, Mr. Navon alleges conversion claims against Hippo related to the transfer of his shares to Innovius after Innovius exercised the call option.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
All claims asserted are based on alleged conduct that occurred prior to Hippo becoming a publicly traded company. Hippo engaged counsel to defend both Hippo and Mr. Wand, and Hippo and Mr. Wand have denied all claims. The parties are engaged in fact discovery, and a trial date is set for November 6, 2023. Hippo intends to move for summary judgment against the claims alleged in the amended complaint.
13. Stockholders’ Equity
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2022	1,986,978	$36.54	7.8	$1.3
Granted	—	—
Exercised	(24,724)	5.85		0.3
Cancelled/Expired	(98,037)	36.37
Outstanding as of March 31, 2023	1,864,217	16.21	7.6	$2.1
Vested and exercisable as of March 31, 2023	1,092,833	$16.06	7.2	$1.7
The aggregate intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $0.3 million and $2.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the three months ended March 31, 2023 and 2022.
Total unrecognized compensation cost of $17.1 million as of March 31, 2023 is expected to be recognized over a weighted-average period of 1.2 years.

Valuation Assumptions of Stock Options
The fair value of granted stock options are estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:
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

Fair value of common stock – The Company determined the value of its common stock based on the observable daily closing price of its common stock (ticker symbol “HIPO”).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Early Exercises of Stock Options
In 2019, certain employees early exercised stock options in exchange for promissory notes. The Company accounted for the promissory notes as nonrecourse in their entirety because the promissory notes are not aligned with a corresponding percentage of the underlying shares. The early exercises of options were not deemed to be substantive exercises for accounting purposes. Each of these loans and all interest accrued thereon was forgiven upon the consummation of the Business Combination. The forgiveness of the promissory notes was deemed to be exercises of the 0.4 million stock options with an intrinsic value of $94.0 million on the date of forgiveness. The unvested shares subject to repurchase fully vest in 2023.

In 2020 and 2021, certain employees early exercised stock options with cash. On March 31, 2023 and December 31, 2022, the Company had $1.2 million and $1.4 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 0.1 million and 0.1 million, respectively.
Stock Option Repricing

On March 1, 2023, the Board approved a one-time repricing of certain stock option awards. The repricing will impact out-of-the-money stock options held by all employees who remain employed through March 6, 2023 (the “Repricing Date”), including our executive officers. Each stock option was repriced to have a per share exercise price equal to the closing price of the Company’s common stock on the Repricing Date, except that the per share exercise price of each stock option held by any of our executive officers that was repriced is subject to a premium. The premium will be in effect from the Repricing Date through the first anniversary of the Repricing Date (the “Premium End Date”). In the event the applicable executive officer (i) exercises his/her stock options prior to the Premium End Date or (ii) does not provide services to the Company as an employee or a consultant through the Premium End Date, the per share exercise price applicable to his/her stock options will be two times the closing price of the Company’s common stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. As a result of the repricing, the Company recorded an incremental share-based compensation charge of $3.6 million, of which $1.4 million was recognized on the Repricing Date, and $2.2 million will be recognized over the remaining term of the repriced options.

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
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
In June 2022, the Company began granting PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company. During the three months ended March 31, 2023 and 2022, no PRSUs were granted.

The following table summarizes the RSU and PRSU activity for the three months ended March 31, 2023:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	2,881,984	$41.15
Granted	34,782	14.28
Released	(158,346)	60.86
Canceled and forfeited	(155,827)	42.71
Unvested and outstanding as of March 31, 2023	2,602,593	$39.45

Total unrecognized compensation cost related to unvested RSUs and PRSUs is $81.4 million as of March 31, 2023, and it is expected to be recognized over a weighted-average period of 2.1 years.
2021 Employee Stock Purchase Plan
In connection with the closing of the Business Combination, the Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the three months ended March 31, 2023 and 2022, no shares have been issued under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Losses and loss adjustment expenses	$0.5	$0.7
Insurance related expenses	1.2	1.3
Technology and development	3.4	5.2
Sales and marketing	4.3	2.4
General and administrative	6.7	3.8
Total stock-based compensation expense	$16.1	$13.4

Stock Repurchases

In March 2023, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. During the three months ended March 31, 2023 the Company repurchased 15.5 thousand shares of its common stock for $0.2 million under this program. As of March 31, 2023, $49.8 million of common stock remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2023, there was an immaterial amount of unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (0.4)% and (0.3)% for the three months ended March 31, 2023 and 2022, respectively. The difference between the rate for the three months ended March 31, 2023 and 2022 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of March 31, 2023 and 2022, the Company has $3.5 million and $1.1 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the three months ended March 31, 2023 and 2022.
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(69.8)	$(67.6)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	23,198,491	22,464,802
Net loss per share attributable to Hippo — basic and diluted	$(3.01)	$(3.01)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	March 31,
	2023	2022
Outstanding options	1,864,217	1,777,976
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	52,134	170,056
RSU and PRSUs	2,602,593	1,191,684
Total	4,878,944	3,499,717

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
16. Segments

Starting with the first quarter of 2023, the Company realigned its internal reporting to reflect how the Company now manages and monitors its operating results. As a result of these changes, the Company now has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.

The Company’s Services segment earns fees and/or commission income without assuming underwriting risk or need for reinsurance. The Company also partners with home builders, as well as independent agencies, to source insureds seeking a product for which the Company provides the best carrier for the insured whether it be of Hippo or a third-party carrier, including other insurance products like auto, rental etc.

Insurance-as-a-Service is managed through its Spinnaker subsidiary and is a platform to support third party MGAs. The Company rents its capital, 50 state licenses and the strong financial rating of the Company’s Spinnaker subsidiary (A- rated by A.M. Best) to earn fee-based revenues with the assumption of limited underwriting risk using quota-share reinsurance. The Company also earns a portion of the premiums paid to it for the risk the Company retains as well as generates investment income. The diversification of the Company’s balance sheet allows it to carry less capital than the Company’s MGA clients would be required to on their own.

The Hippo Home Insurance Program is the Company’s Hippo-branded homeowners insurance business. The Company’s main source of revenue is the premiums paid to it by the Company’s homeowner customers. In addition, the Company’s revenues include commissions for premiums the Company cedes to third parties, policy and services fees and investment income. The Company’s strategy is to retain the portion of the underwriting risk where the Company believes its loss prevention strategies are the most effective.

The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), evaluates the financial performance of the Company’s segments based upon segment revenues and segment Adjusted EBITDA, a non-GAAP profitability measure. Items outside of Adjusted EBITDA are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, segment assets have not been reported separately.

The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions). Financial information for the period ended March 31, 2022 has been revised to conform with the current year presentation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$7.6	$6.2	$—	$13.8
Commission income, net	9.6	3.8	6.2	(2.2)	17.4
Service and fee income	0.2	—	3.0	—	3.2
Net investment income	—	1.5	3.9	—	5.4
Total Revenue	9.8	12.9	19.3	(2.2)	39.8
Operating Expenses:
Loss and loss adjustment expense	—	2.7	34.5	—	37.2
Insurance related expense	—	4.2	8.2	(0.8)	11.6
Sales and marketing	12.1	—	4.9	(1.2)	15.8
Technology and development	3.7	—	4.5	—	8.2
General and administrative	2.9	1.3	7.5	—	11.7
Other expenses	0.2	—	0.1	—	0.3
Total operating expenses	18.9	8.2	59.7	(2.0)	84.8
Less: Net investment income	—	(1.5)	(3.9)	—	(5.4)
Less: Noncontrolling interest	(1.7)	—	—	—	(1.7)
Adjusted EBITDA	(10.8)	3.2	(44.3)	(0.2)	(52.1)
Net investment income					5.4
Depreciation and amortization					(4.3)
Stock-based compensation					(16.1)
Fair value adjustments					(0.2)
Contingent consideration charge					(0.8)
Other one-off transactions					(1.4)
Income tax expense					(0.3)
Net loss attributable to Hippo					$(69.8)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$4.4	$4.6	$—	$9.0
Commission income, net	7.0	2.4	5.0	(2.9)	11.5
Service and fee income	0.4	—	3.2	—	3.6
Net investment income	—	0.2	0.2	—	0.4
Total Revenue	7.4	7.0	13.0	(2.9)	24.5
Operating Expenses:
Loss and loss adjustment expense	—	1.0	20.9	—	21.9
Insurance related expense	—	2.0	11.0	(2.9)	10.1
Sales and marketing	13.2	0.1	5.2	—	18.5
Technology and development	2.0	—	6.9	—	8.9
General and administrative	2.4	1.1	8.5	—	12.0
Other expenses	0.1	—	—	—	0.1
Total operating expenses	17.7	4.2	52.5	(2.9)	71.5
Less: Net investment income	—	(0.2)	(0.2)	—	(0.4)
Less: Noncontrolling interest	(1.1)	—	—	—	(1.1)
Adjusted EBITDA	(11.4)	2.6	(39.7)	—	(48.5)
Net investment income					0.4
Depreciation and amortization					(3.9)
Stock-based compensation					(13.4)
Fair value adjustments					1.2
Contingent consideration charge					(3.2)
Other one-off transactions					—
Income tax expense					(0.2)
Net loss attributable to Hippo					$(67.6)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).
17. Subsequent Events
On April 18, 2023, Spinnaker Insurance Company, a wholly owned subsidiary of Hippo Holdings Inc., closed on the purchase from Elevate Sabine Investors LP (“Seller”) certain real property, improvements and personal property located at 701 E. 5th Street, Austin, Texas 78701, as well as Seller’s interest in and to certain leases and other agreements, licenses, permits and approvals as set forth in the original Purchase and Sale Agreement entered into on February 24, 2022 (as amended from time to time) (together, the “Property”). The Property will be used as office space for employees of the Company and affiliated companies. After application of earnest money, escrowed amounts, prorations and adjustments as provided for in the Agreement, the net amount paid at closing was approximately $26.0 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Enterprises Inc. and its consolidated subsidiaries prior to the Business Combination and to Hippo Holdings Inc. and its consolidated subsidiaries following the consummation of the Business Combination. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.
Overview
Hippo is a different kind of home protection company, built from the ground up to provide a higher standard of care and protection for homeowners. Our goal is to make homes safer and better protected so that customers spend less time worrying about the burdens of homeownership and more time enjoying their homes and their lives within. Harnessing real-time data, smart home technology, and a growing suite of home services, we have created an integrated home protection platform.
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
Beyond a core insurance experience that is simple, intuitive, and human, we focus our resources on Hippo’s true promise: better outcomes for homeowners. Through our Smart Home program, customers may detect and address water, fire, and other issues before they become major losses. And we help our customers maintain their homes with on-demand maintenance advice and access to home check-ups designed to reduce the probability of future losses. In short, we have created an integrated home protection platform, which offers a growing suite of proactive features designed to prevent loss and provide greater peace of mind.
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

Fiscal Year 2023 Reinsurance Programs

Proportional Reinsurance Treaties — Hippo

For our primary homeowners reinsurance treaty commencing in 2023, we secured proportional reinsurance from a diverse panel of six third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we expect to retain approximately 40% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation.

For business produced through our builder channel, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we expect to retain approximately 53% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.

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

Our Ability to Expand Nationally Across the United States

We believe that national expansion will be a key driver of the long-term success of our business. As of March 31, 2023, we were authorized to sell Hippo Homeowners policies in 40 states.

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
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. We have underwriting authority and responsibility for administering claims (see Claim Processing Fees below) and, we work with affiliated and unaffiliated carrier platforms and a diversified panel of highly rated reinsurance companies who pay us commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of commission, and remit the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur.
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
For both MGA and insurance agency activities, we recognize commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing our portion of commission and premium due to insurers and reinsurers, and we hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short-term investments and other investments, and the gains or losses from the sale of investments. Our cash and invested assets primarily consist of investment grade fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of our investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our customers less payments on customer claims.
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
Insurance Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-

based compensation and benefits) of our underwriting teams, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
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
We plan to continue to invest in sales and marketing to attract and acquire new customers and to increase our brand awareness. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to scale our business, increase commission payments to our producers and partners as a result of our premium growth, and invest in developing a nationally recognized brand. We expect that sales and marketing costs will increase in absolute dollars in future periods and vary from period-to-period as a percentage of revenue in the near-term. We expect that—in the long-term—our sales and marketing costs will decrease as a percentage of revenue as we continue to drive customer acquisition efficiencies and as the proportion of renewals to our total business increases.
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

	Three Months Ended March 31,
	2023	2022
	($ in millions)
Total Generated Premium	$244.9	$153.7
Total Revenue	39.8	24.5
Net Loss attributable to Hippo	(69.8)	(67.6)
Adjusted EBITDA	(52.1)	(48.5)
Gross Loss Ratio	76%	76%
Net Loss Ratio	273%	250%
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

	Three Months Ended March 31,
	2023	2022	Change
Gross Written Premium	$189.5	$117.1	$72.4
Gross Placed Premium	55.4	36.6	$18.8
Total Generated Premium	$244.9	$153.7	$91.2
Our Total Generated Premium for the three months ended March 31, 2023 grew 59% year-over-year to $244.9 million from $153.7 million for the three months ended March 31, 2022. The growth was driven primarily by continued growth across channels in existing states, expansion of our independent agent network, maintaining solid premium retention levels, expansion into new states, achieving planned premium rate increases, and growth of non-Hippo written premium supported by our Insurance-as-a-Service business. As of March 31, 2023, we were selling policies in 40 states as compared to 37 states as of March 31, 2022.
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
For the three months ended March 31, 2023, adjusted EBITDA loss was $52.1 million, an increase of $3.6 million compared to $48.5 million for the three months ended March 31, 2022, due primarily to an increase in losses due primarily to named event Property Claims Services (“PCS”) catastrophic weather and other weather loss experience. These amounts were partially offset by an increase in revenues.
The following table provides a reconciliation from net loss attributable to Hippo to Adjusted EBITDA for the periods presented (in millions):

	Three Months Ended
	March 31,
	2023	2022

Net loss attributable to Hippo	$(69.8)	$(67.6)
Adjustments:
Net investment income	(5.4)	(0.4)
Depreciation and amortization	4.3	3.9
Stock-based compensation	16.1	13.4
Fair value adjustments	0.2	(1.2)
Contingent consideration charge	0.8	3.2
Other one-off transactions	1.4	—
Income tax expense	0.3	0.2
Adjusted EBITDA	$(52.1)	$(48.5)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended March 31,
	2023	2022
Gross Losses and LAE	$126.3	$91.2
Gross Earned Premium	165.1	120.1
Gross Loss Ratio	76%	76%
The following table provides a reconciliation of Gross Loss Ratio by PCS and non-PCS events.

	Three Months Ended March 31,
	2023	2022
PCS losses	25%	19%
Non-PCS losses	51%	57%
Gross loss ratio	76%	76%
For the three months ended March 31, 2023, our Gross Loss Ratio was 76% net of a favorable development of 1 percentage point relating to PCS; compared with 76% net of a favorable development of 13 percentage points for Non-PCS and 6 percentage points for PCS for the three months ended March 31, 2022.

Excluding the impact of reserve movements, our Gross Loss Ratio was 77% for the three months ended March 31, 2023, compared with 95% for the three months ended March 31, 2022.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended March 31,
	2023	2022
Net Losses and LAE	$37.7	$22.5
Net Earned Premium	13.8	9.0
Net Loss Ratio	273%	250%
For the three months ended March 31, 2023, our Net Loss Ratio was 273% compared with 250% for the three months ended March 31, 2022. The increase was due primarily to an increase in PCS catastrophic weather losses and other weather loss experience and our loss participation features.

Segment Information

	Three Months Ended March 31, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$97.9	$104.0	$92.2	$(49.2)	$244.9
Total Revenue	9.8	12.9	19.3	(2.2)	39.8
Adjusted EBITDA	(10.8)	3.2	(44.3)	(0.2)	(52.1)

	Three Months Ended March 31, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$75.9	$40.7	$79.0	$(41.9)	$153.7
Total Revenue	7.4	7.0	13.0	(2.9)	24.5
Adjusted EBITDA	(11.4)	2.6	(39.7)	—	(48.5)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.

Segment Adjusted EBITDA is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 16 of the accompanying consolidated financial statements for additional information on segments and a reconciliation of Segment Adjusted EBITDA to net loss attributable to Hippo.

Services

Our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $97.9 million, an increase of 29%, from $75.9 million over the prior year quarter, while revenue was $9.8 million, an increase of 32%, from $7.4 million over the prior year quarter. The growth was driven primarily by the growth in our builder channel. Our adjusted EBITDA loss was $10.8 million, a decrease of 5%, compared to a loss of $11.4 million in the prior year quarter. We continue to invest heavily in our platforms to provide differentiated services for our customers across all our businesses.

Insurance-as-a-Service

Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, we leverage our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. Total Generated Premium was $104.0 million, up 156%, from $40.7 million over the prior year quarter, while revenue was $12.9 million, an increase of 84%, from $7.0 million over the prior year quarter. The growth was driven primarily by the performance of both new and existing programs. Adjusted EBITDA was $3.2 million, an increase of 23%, compared to $2.6 million in the prior year quarter.

Hippo Home Insurance Program (HHIP)

Our Hippo Homeowners Insurance Program had Total Generated Premium of $92.2 million, an increase of 17%, from $79.0 million over the prior year quarter, while revenue was $19.3 million, an increase of 48%, from $13.0 million over the prior year quarter. The increases were due primarily to continued growth across channels in existing states, expansion into new states, and achieving planned premium rate increases, Adjusted EBITDA loss was $44.3 million in the quarter, an increase of 12%, compared to a loss of $39.7 million in the prior year quarter.

The increase in adjusted EBITDA loss was due primarily to increase in PCS catastrophic weather and other weather loss experience and our loss participation features, partially offset by an increase in revenues.

Hippo Home Insurance Program Gross Loss Ratio

Hippo Home Insurance Program Gross Loss Ratio (or ‘HPGLR’) is a key performance indicator that represents our underwriting operational performance for the entire Total Generated Premium underwritten by Hippo as part of the Hippo Home Insurance Program. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjusted expense on our condensed consolidated statements of operations and comprehensive loss. This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended March 31,
	2023	2022
	Hippo Home Insurance Program
Non-PCS	60%	65%
PCS	41%	34%
HPGLR	101%	99%

HPGLR was 101% in the quarter, compared to 99% in the prior year quarter. Excluding the impact of reserve releases, HPGLR was 101% in the quarter, compared to 119% in the prior year quarter.

Excluding the impact of reserve releases, the PCS component of HPGLR was 41% in the quarter, compared to 41% in the prior year quarter. The catastrophes in the quarter mainly represent the unusually heavy rains and snow in parts of California, our second largest market.

Excluding the impact of reserve releases, the Non-PCS component of HPGLR was 60% in the quarter, compared to 78% in the prior year quarter, representing a decrease of 18 percentage points. The decrease reflects the benefits of the pricing and underwriting actions we took in calendar 2022. We expect continued improvement as these actions have more time to earn into our financial results.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended
	March 31,
	2023	2022	Change	% Change
Revenue:
Net earned premium	$13.8	$9.0	$4.8	53%
Commission income, net	17.4	11.5	5.9	51%
Service and fee income	3.2	3.6	(0.4)	(11)%
Net investment income	5.4	0.4	5.0	1250%
Total revenue	39.8	24.5	15.3	62%
Expenses:
Losses and loss adjustment expenses	37.7	22.5	15.2	68%
Insurance related expenses	15.8	13.2	2.6	20%
Technology and development	11.6	14.7	(3.1)	(21)%
Sales and marketing	22.4	24.9	(2.5)	(10)%
General and administrative	19.8	16.5	3.3	20%
Interest and other (income) expense	0.3	(1.0)	1.3	(130)%
Total expenses	107.6	90.8	16.8	19%
Loss before income taxes	(67.8)	(66.3)	(1.5)	2%
Income tax expense	0.3	0.2	0.1	50%
Net loss	(68.1)	(66.5)	(1.6)	2%

Net income attributable to noncontrolling interests, net of tax	1.7	1.1	0.6	55%
Net loss attributable to Hippo	$(69.8)	$(67.6)	$(2.2)	3%
Other comprehensive income:
Change in net unrealized gain on available-for-sale securities, net of tax	1.7	(2.6)	4.3	(165)%
Comprehensive loss attributable to Hippo	$(68.1)	$(70.2)	$2.1	(3)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Net Earned Premium
For the three months ended March 31, 2023, net earned premium was $13.8 million, an increase of $4.8 million compared to $9.0 million for the three months ended March 31, 2022. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three months ended March 31, 2023 and 2022 (in millions).

	Three Months Ended
	March 31,
	2023	2022	Change
Gross written premium	$189.5	$117.1	$72.4
Ceded written premium	168.2	116.5	51.7
Net written premium	21.3	0.6	20.7
Change in unearned premium	(7.5)	8.4	(15.9)
Net earned premium	$13.8	$9.0	$4.8
Commission Income, Net
For the three months ended March 31, 2023, commission income was $17.4 million, an increase of $5.9 million, or 51%, compared to $11.5 million for the three months ended March 31, 2022. The increase was due primarily to increased ceding commissions, including fronting fees, of $3.8 million, as well as increase in agency commissions of $1.6 million, both of which grew due to the year-over-year growth of our total book of business, net of variable commission provisions.
Service and Fee Income
For the three months ended March 31, 2023, service and fee income was $3.2 million, a decrease of $0.4 million, or 11%, compared to $3.6 million for the three months ended March 31, 2022. In order to drive better loss ratio performance, we have tightened our underwriting thresholds which has had the effect of lowering the number of new policies requiring fee-generating inspections.
Net Investment Income
For the three months ended March 31, 2023, net investment income was $5.4 million, an increase of $5.0 million, compared to $0.4 million for the three months ended March 31, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended March 31, 2023, loss and loss adjustment expenses were $37.7 million, an increase of $15.2 million, compared to $22.5 million for the three months ended March 31, 2022. The increase was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features.

Insurance Related Expenses
For the three months ended March 31, 2023, insurance related expenses were $15.8 million, an increase of $2.6 million, or 20%, compared to $13.2 million for the three months ended March 31, 2022. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $1.4 million due to the growth of our business and an increase in amortization expense attributable to capitalized internal use software of $1.1 million.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended
	March 31,
	2023	2022
Amortization of deferred direct acquisition costs, net	$6.0	$4.6
Employee-related costs	3.0	2.8
Underwriting costs	1.8	2.0
Amortization of capitalized internal use software	2.9	1.8
Other	2.1	2.0
Total	$15.8	$13.2

Direct acquisition costs were $16.3 million for the three months ended March 31, 2023, of which $10.3 million were offset by ceding commission income.

Direct acquisition costs were $14.2 million for the three months ended March 31, 2022, of which $9.6 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended March 31, 2023, technology and development expenses were $11.6 million, a decrease of $3.1 million, or 21%, compared to $14.7 million for the three months ended March 31, 2022. The decrease was due primarily to a decrease in employee-related costs of $3.0 million, including a decrease in stock-based compensation of $2.7 million, driven by performance RSUs related to an acquisition fully vesting in the prior year.
Sales and Marketing Expenses
For the three months ended March 31, 2023, sales and marketing expenses were $22.4 million, a decrease of $2.5 million, or 10%, compared to $24.9 million for the three months ended March 31, 2022. The decrease was due primarily to a decrease in advertising costs of $1.9 million.
General and Administrative Expenses
For the three months ended March 31, 2023, general and administrative expenses were $19.8 million, an increase of $3.3 million, or 20%, compared to $16.5 million for the three months ended March 31, 2022. The increase was due primarily to an increase in stock-based compensation of $2.3 million, partially driven by a charge due to the repricing of options during the quarter. There was also an increase in facilities costs of $0.8 million.

Interest and Other (Income) Expense
For the three months ended March 31, 2023, other expense was $0.3 million, an increase of $1.3 million compared to income of $1.0 million for the three months ended March 31, 2022. The increase was due primarily to changes in the fair market value on the outstanding Public and Private Placement Warrants of $1.4 million.
Income Taxes
For the three months ended March 31, 2023, income tax expense was $0.3 million, an increase of $0.1 million, compared to an expense of $0.2 million for the three months ended March 31, 2022.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended March 31, 2023, net loss attributable to Hippo was $69.8 million, an increase of $2.2 million compared to $67.6 million for the three months ended March 31, 2022 due to the factors described above.
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of March 31, 2023, we had $220.7 million of cash and restricted cash and $431.4 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of March 31, 2023, is $40.3 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended
	March 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(35.7)	$(58.6)	$22.9
Investing activities	$13.8	$(378.2)	$392.0
Financing activities	$(1.9)	$(0.3)	$(1.6)

Operating Activities

Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities. Cash used in operating activities was $35.7 million for the three months ended March 31, 2023, a decrease of $22.9 million, from $58.6 million for the three months ended March 31, 2022. Our cash used in operation was lower than last year mainly due to the working capital changes that benefited cash balance.
Investing Activities
Cash provided by investing activities was $13.8 million for the three months ended March 31, 2023, due primarily to the maturities and sales of investment securities partially offset by purchases of investment securities.
Cash used in investing activities was $378.2 million for the three months ended March 31, 2022, due primarily to purchases of investment securities.
Financing Activities
Cash used in financing activities was $1.9 million for the three months ended March 31, 2023, primarily driven by taxes paid related to net share settlement of RSUs.
Cash used in financing activities was $0.3 million for the three months ended March 31, 2022, primarily driven by taxes paid related to net share settlement of RSUs and payments of contingent consideration, partially offset by proceeds from common stock issuances.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than an increase in Unpaid Loss and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, loss and loss adjustment expense reserve, recoverability of our net deferred tax asset, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For financial market risks related to changes in interest rates, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed significantly since December 31, 2022.
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
January 1 through January 31, 2023	—	$—	—	$50.0
February 1 through February 28, 2023	—	$—	—	$—
March 1 through March 31, 2023	15,472	$15.46	15,472	$48.8
Total	15,472		15,472

(1) In March 2023, the Company’s Board of Directors authorized a share repurchase program to purchase up to $50.0 million of the Company’s common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion.

(2) Includes direct costs incurred to acquire the shares.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2023.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer