Form 10-Q
period 2023-06-30
Hippo Holdings Inc.
filed 2023-08-08
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had outstanding 23,665,363 shares of common stock as of August 1, 2023.

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
•our public securities’ liquidity and trading; and
•other factors detailed in the section titled “Risk Factors” in Part II, Item 1A, in this Quarterly Report on Form 10-Q.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $141.8 million and $127.3 million, respectively)	$135.6	$121.1
Short-term investments, at fair value (amortized cost: $229.1 million and $325.6 million, respectively)	228.8	324.8
Total investments	364.4	445.9
Cash and cash equivalents	200.2	194.5
Restricted cash	38.2	50.0
Accounts receivable, net of allowance of $0.4 million and $0.3 million, respectively	148.2	107.2
Reinsurance recoverable on paid and unpaid losses and LAE	332.7	286.3
Prepaid reinsurance premiums	375.2	309.9
Ceding commissions receivable	70.1	45.8
Capitalized internal use software	44.0	38.8
Intangible assets	24.7	26.9
Other assets	83.1	63.6
Total assets	$1,680.8	$1,568.9
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$367.6	$293.8
Unearned premiums	423.1	341.3
Reinsurance premiums payable	302.7	207.1
Provision for commission	12.7	5.0
Accrued expenses and other liabilities	127.7	128.2
Total liabilities	1,233.8	975.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 23,611,308 and 23,201,434 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,590.9	1,558.0
Accumulated other comprehensive loss	(6.4)	(7.0)
Accumulated deficit	(1,138.9)	(961.1)
Total Hippo stockholders’ equity	445.6	589.9
Noncontrolling interest	1.4	3.6
Total stockholders’ equity	447.0	593.5
Total liabilities and stockholders’ equity	$1,680.8	$1,568.9
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Net earned premium	$22.3	$11.2	$36.1	$20.2
Commission income, net	16.2	12.9	33.6	24.4
Service and fee income	3.8	3.5	7.0	7.1
Net investment income	5.4	1.1	10.8	1.5
Total revenue	47.7	28.7	87.5	53.2
Expenses:
Losses and loss adjustment expenses	76.7	29.2	114.4	51.7
Insurance related expenses	18.8	17.4	34.5	30.6
Technology and development	13.1	16.5	24.7	31.2
Sales and marketing	22.6	19.4	45.0	44.3
General and administrative	21.5	18.2	41.3	34.7
Interest and other (income) expense	—	(0.3)	0.5	(1.3)
Total expenses	152.7	100.4	260.4	191.2
Loss before income taxes	(105.0)	(71.7)	(172.9)	(138.0)
Income tax expense	0.2	0.3	0.5	0.5
Net loss	(105.2)	(72.0)	(173.4)	(138.5)
Net income attributable to noncontrolling interests, net of tax	2.6	1.5	4.3	2.6
Net loss attributable to Hippo	$(107.8)	$(73.5)	$(177.7)	$(141.1)
Other comprehensive income (loss):
Change in net unrealized gain or loss on investments, net of tax	(1.1)	(1.6)	0.6	(4.2)
Comprehensive loss attributable to Hippo	$(108.9)	$(75.1)	$(177.1)	$(145.3)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(107.8)	$(73.5)	$(177.7)	(141.1)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	23,387,767	22,644,306	23,293,652	22,555,050
Net loss per share attributable to Hippo - basic and diluted	$(4.61)	$(3.25)	$(7.63)	(6.26)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0
Net loss	—	$—	$—	$—	$(107.8)	$(107.8)	$2.6	$(105.2)
Other comprehensive loss	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Issuance of common stock from stock plans and contingently issuable shares	375,844	—	1.8	—	—	1.8	—	1.8
Repurchase of common stock	(85,322)	—	(1.6)	—	—	(1.6)	—	(1.6)
Shares withheld related to net share settlement	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	18.0	—	—	18.0	—	18.0
Other	—	—	—	—	—	—	(5.9)	(5.9)
Balance at June 30, 2023	23,611,308	$—	$1,590.9	$(6.4)	$(1,138.9)	$445.6	$1.4	$447.0

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	22,601,245	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive loss	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock from stock plans and contingently issuable shares	108,916	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	22,710,161	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7
Net loss	—	$—	$—	$—	$(73.5)	$(73.5)	$1.5	$(72.0)
Other comprehensive loss	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Issuance of common stock from stock plans and contingently issuable shares	187,934	—	2.3	—	—	2.3	—	2.3
Repurchase of common stock	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Stock-based compensation expense	—	—	17.8	—	—	17.8	—	17.8
Other	—	—	—	—	0.3	0.3	(2.4)	(2.1)
Balance at June 30, 2022	22,894,496	$—	$1,522.8	$(4.9)	$(768.8)	$749.1	$2.3	$751.4

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(173.4)	$(138.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9.5	7.4
Stock–based compensation expense	32.8	29.3
Change in fair value of warrant liability	—	(2.6)
Change in fair value of contingent consideration liability	3.7	2.4
Other non-cash items	(4.8)	0.2
Changes in assets and liabilities:
Accounts receivable, net	(41.0)	(10.1)
Reinsurance recoverable on paid and unpaid losses and LAE	(46.7)	(24.5)
Ceding commissions receivable	(24.3)	(8.4)
Prepaid reinsurance premiums	(65.4)	(31.8)
Other assets	(2.7)	9.1
Provision for commission	7.7	1.0
Accrued expenses and other liabilities	8.3	7.3
Loss and loss adjustment expense reserves	73.8	8.0
Unearned premiums	81.8	29.8
Reinsurance premiums payable	95.7	33.0
Net cash used in operating activities	(45.0)	(88.4)
Cash flows from investing activities:
Capitalized internal use software costs	(8.5)	(7.7)
Purchases of property and equipment	(29.0)	(3.0)
Purchases of investments	(207.2)	(408.0)
Maturities of investments	264.3	13.3
Sales of investments	30.1	4.2
Other	(0.9)	(2.0)
Net cash provided by (used in) investing activities	48.8	(403.2)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(2.9)	(2.7)
Proceeds from issuances of common stock	1.9	3.3
Share repurchases under program	(1.8)	—
Payments of contingent consideration	(0.7)	—
Distributions to noncontrolling interests	(6.5)	(2.2)
Other	0.1	(1.0)
Net cash used in financing activities	(9.9)	(2.6)

Net decrease in cash, cash equivalents, and restricted cash	(6.1)	(494.2)
Cash, cash equivalents, and restricted cash at the beginning of the period	244.5	818.7
Cash, cash equivalents, and restricted cash at the end of the period	$238.4	$324.5

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
The Company was incorporated in October 2020 under the name Reinvent Technology Partners Z (“RTPZ”) as a Cayman Islands exempted company for the purpose of effecting a business combination. On August 2, 2021, RTPZ domesticated as a Delaware corporation, changed its name to “Hippo Holdings Inc.” and consummated a series of mergers to acquire Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), with the Company ultimately surviving (such mergers, the “Business Combination”). The Business Combination was completed pursuant to the Agreement and Plan of Merger, dated as of March 3, 2021, by and among RTPZ, RTPZ Merger Sub Inc. and Old Hippo.
Basis of Presentation and Consolidation
The interim consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the Company’s consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted accordingly.
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
In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company reports three operating segments due to changes in how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources. See Note 16 “Segment Reporting”. The Company has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.

Reverse Stock Split
On September 29, 2022, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect a one-for-25 reverse stock split of the Company’s common stock and a corresponding adjustment to its authorized capital stock (the “Reverse Stock Split”), effective as of 11:59 p.m. Eastern Daylight Time on September

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$20.4	$—	$(0.5)	$19.9
States and other territories	10.3	—	(0.6)	9.7
Corporate securities	66.4	0.1	(2.4)	64.1
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	21.7	—	(1.6)	20.1
Commercial mortgage-backed securities	7.8	—	(0.7)	7.1
Asset backed securities	14.3	—	(0.4)	13.9
Total fixed maturities available-for-sale	141.8	0.1	(6.3)	135.6
Short-term investments:
U.S. government and agencies	109.5	—	(0.1)	109.4
Commercial paper	94.7	—	(0.1)	94.6
Corporate securities	24.9	—	(0.1)	24.8
Total short-term investments	229.1	—	(0.3)	228.8
Total	$370.9	$0.1	$(6.6)	$364.4

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	21.6	$—	$(0.5)	$21.1
States and other territories	8.9	—	(0.6)	8.3
Corporate securities	54.8	0.1	(2.4)	52.5
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	20.4	0.1	(1.6)	18.9
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	127.3	0.2	(6.4)	121.1
Short-term investments:
U.S. government and agencies	129.1	—	(0.2)	128.9
Commercial paper	147.1	—	(0.6)	146.5
Corporate securities	49.4	—	—	49.4
Total short-term investments	325.6	—	(0.8)	324.8
Total	$452.9	$0.2	$(7.2)	$445.9

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of June 30, 2023, and December 31, 2022 (in millions):

	June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$12.1	$(0.2)	$7.6	$(0.2)	$19.7	$(0.5)
States and other territories	1.5	—	8.3	(0.6)	9.8	(0.6)
Corporate securities	5.5	(0.1)	58.5	(2.3)	64.0	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	—	—	20.1	(1.6)	20.1	(1.6)
Commercial mortgage-backed securities	—	—	7.0	(0.7)	7.0	(0.7)
Asset backed securities	—	—	13.9	(0.4)	13.9	(0.4)
Short-term investments:
U.S. government and agencies	27.0	(0.1)	—	—	27.0	(0.1)
Commercial paper	94.7	(0.1)	—	—	94.7	(0.1)
Corporate securities	24.9	(0.1)	—	—	24.9	(0.1)
Total	$165.7	$(0.6)	$116.2	$(5.9)	$281.9	$(6.6)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$17.9	$(0.4)	$1.1	$(0.1)	$19.0	$(0.5)
States and other territories	3.6	(0.1)	4.6	(0.5)	8.2	(0.6)
Corporate securities	30.5	(1.5)	11.1	(0.9)	41.6	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	6.3	(0.3)	7.6	(1.3)	13.9	(1.6)
Commercial mortgage-backed securities	1.9	—	3.9	(0.7)	5.8	(0.7)
Asset backed securities	5.5	(0.2)	3.7	(0.3)	9.2	(0.5)
Short-term investments:
U.S. government and agencies	129.1	(0.2)	—	—	129.1	(0.2)
Commercial paper	147.1	(0.6)	—	—	147.1	(0.6)
Total	$341.9	$(3.3)	$32.8	$(3.9)	$374.7	$(7.2)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has determined that unrealized losses as of June 30, 2023 and December 31, 2022 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of June 30, 2023, none of our fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	June 30, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19.5	$19.1
After one year through five years	73.9	70.9
After five years	4.6	4.4
Residential mortgage-backed securities	21.7	20.2
Commercial mortgage-backed securities	7.8	7.1
Asset backed securities	14.3	13.9
Total fixed maturities available-for-sale	$141.8	$135.6
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and six months ended June 30, 2023 and 2022, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents	$1.3	$0.2	$2.5	$0.2
Fixed maturities income	1.2	0.2	2.6	0.5
Short-term investment income	3.0	0.7	6.0	0.9
Total gross investment income	5.5	1.1	11.1	1.6
Investment expenses	(0.1)	—	(0.3)	(0.1)
Net investment income	$5.4	$1.1	$10.8	$1.5
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.0 million and $12.6 million as of June 30, 2023 and December 31, 2022, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$79.5	$65.7
Money market funds	91.4	87.1
Commercial paper	8.0	26.8
U.S. government and agencies	21.3	14.9
Total cash and cash equivalents	$200.2	$194.5

Restricted cash:
Fiduciary assets	35.2	30.6
Letters of credit and cash on deposit	3.0	19.4
Total restricted cash	38.2	50.0
Total cash, cash equivalents, and restricted cash	$238.4	$244.5
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$238.4	$—	$—	$238.4
Fixed maturities available-for-sale:
U.S. government and agencies	19.9	—	—	19.9
States and other territories	—	9.7	—	9.7
Corporate securities	—	64.1	—	64.1
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	20.1	—	20.1
Commercial mortgage-backed securities	—	7.1	—	7.1
Asset backed securities	—	13.9	—	13.9
Total fixed maturities available-for-sale	19.9	115.7	—	135.6
Short-term investments
U.S. government and agencies	105.2	4.2	—	109.4
Commercial paper	—	94.6	—	94.6
Corporate securities	—	24.8	—	24.8
Total short-term investments	105.2	123.6	—	228.8
Total financial assets	$125.1	$239.3	$—	$364.4

Financial liabilities:
Contingent consideration liability	$—	$—	$13.8	$13.8
Public warrants	0.2	—	—	0.2
Private placement warrants	—	0.2	—	0.2
Total financial liabilities	$0.2	$0.2	$13.8	$14.2

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2023.
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

	2023	2022
Balance as of January 1,	$11.9	$11.6
Payments of contingent consideration	(1.8)	(1.6)
Changes in fair value	3.7	2.4
Balance as of June 30,	$13.8	$12.4

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

5. Intangible Assets

		June 30, 2023			December 31, 2022
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	5.4	$13.5	$(4.3)	$9.2	$13.5	$(3.4)	$10.1
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	1.8	13.7	(9.7)	4.0	13.7	(8.5)	5.2
Other	5.9	1.7	(0.7)	1.0	1.7	(0.6)	1.1
Total intangible assets, net		$39.4	$(14.7)	$24.7	$39.4	$(12.5)	$26.9
Amortization expense related to intangible assets for the three months ended June 30, 2023 and 2022 was $1.1 million and $1.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $2.2 million and $3.0 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	June 30, 2023	December 31, 2022
	(in millions)
Capitalized internal use software	$67.6	$56.4
Less: accumulated amortization	(23.6)	(17.6)
Total capitalized internal use software	$44.0	$38.8
Amortization expense related to capitalized internal use software for the three months ended June 30, 2023 and 2022 was $3.1 million and $2.1 million, respectively, and for the six months ended June 30, 2023 and 2022 was $6.0 million and $3.9 million, respectively. The amortization expense is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Other Assets

	June 30, 2023	December 31, 2022
	(in millions)
Prepaid expenses	$15.3	$17.4
Claims receivable	10.6	9.0
Lease right-of-use assets	15.9	27.6
Property and equipment	35.2	5.4
Other	6.1	4.2
Total other assets	$83.1	$63.6

On April 18, 2023, the Company closed on the purchase of an office building, which included certain real property, improvements, and personal property, located at 701 E. 5th Street, Austin, Texas 78701. The Company capitalized $30.5 million to building and land related to the purchase. The building is used as office space for employees of the Company and affiliated companies. Prior to the purchase the Company was leasing a portion of the building and had recorded a lease right-of use asset and lease liability. After the purchase the lease right-of use asset and lease liability were eliminated. The Company will depreciate the building over its estimated useful life of 39 years, except that land is not depreciated.
8. Accrued Expenses and Other Liabilities

	June 30, 2023	December 31, 2022
	(in millions)
Claim payments outstanding	$34.9	$27.7
Lease liability	17.2	28.9
Advances from customers	15.9	10.2
Deferred revenue	5.7	11.0
Employee related accruals	6.5	6.2
Premium refund liability	10.5	8.2
Fiduciary liability	5.2	6.6
Contingent consideration liability	13.8	11.9
Other	18.0	17.5
Total accrued expenses and other liabilities	$127.7	$128.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the six months ended June 30, (in millions):

	2023	2022
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$293.8	$260.8
Less: Reinsurance recoverables on unpaid losses and LAE	(228.8)	(217.0)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	65.0	43.8
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	116.6	57.7
Prior years	(2.2)	(6.0)
Total incurred	114.4	51.7
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	45.4	28.2
Prior years	14.7	12.8
Total paid	60.1	41.0

Reserve for losses and LAE, net of reinsurance recoverables at end of period	119.3	54.5
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	248.3	214.3
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$367.6	$268.8
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $2.2 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively. The prior year’s development of $2.2 million was driven primarily by favorable net loss development relating primarily to the 2022 accident year, resulting in a net release of $1.0 million from catastrophe reserves, and $1.2 million from attritional reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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

Proportional Reinsurance Treaties — Hippo
For the Company’s primary homeowners reinsurance treaty commencing in 2023, the Company secured proportional reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company retains approximately 40% of the premium through its insurance company subsidiaries or its captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align the Company’s interests with those of its reinsurers. Loss participation features may increase the amount of losses retained by the Company’s insurance company subsidiaries in excess of its pro rata participation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
For business produced through the Company’s builder channel, the Company purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company expects to retain approximately 58% of the premium produced through the Company’s insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.
For the Company’s primary homeowners reinsurance treaty commencing in 2022, the Company secured quota share reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is collateralized. In 2022, the Company retained approximately 10% of the premium through the Company’s insurance company subsidiaries, including the Company’s captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align the Company’s interests with those of its reinsurers. Similar to the prior year, the Company saw increased use of loss participation features in the 2022 reinsurance agreements, which increased the amount of losses retained by its insurance company subsidiaries in excess of the Company’s pro rata participation in both the 2022 and 2023 fiscal years.
For the Company’s primary homeowners reinsurance treaty that commenced in 2021, the Company secured proportional reinsurance from a diverse panel of third-party reinsurers with AM Best ratings of “A-” Excellent or better. A total of approximately 12% of the premium was retained either by Spinnaker or RHS, which aligns the Company’s interests with third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.
The Company also seeks to further reduce its risk retention through purchases of non-proportional reinsurance described below.

Non-Proportional Reinsurance — Hippo
The Company also purchases non-proportional excess of loss catastrophe coverage (“XOL”) reinsurance which includes traditional reinsurance protection, catastrophe bonds, and industry loss warranty products. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company or other managing general agents (“MGAs”). The Company is also exposed to this risk through its captive reinsurer, which takes on a share of the risk underwritten by the Company’s MGA business.
In May 2023, Spinnaker secured new catastrophe protection through a per occurrence excess of loss reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement.
The reinsurance agreement provides the Company with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to Spinnaker for losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and winter storms on business produced through the Hippo MGA.
Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed the Company’s actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
In June 2023, the Company’s captive reinsurance company, RHS, entered into an Industry Loss Warranty (ILW) with a third party under which loss payments are triggered by reference to the level of losses incurred by the insurance industry as whole for pre-defined events, rather than by losses incurred by the Company. RHS entered into the ILW in order to hedge the risk of the Company experiencing a catastrophic hurricane loss on business assumed.
The Company’s XOL program provides protection to the Company from catastrophes that could impact a large number of insurance policies. The Company buys XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period when considered with the corporate catastrophe XOL described below under “Other Reinsurance”. This reinsurance protects the Company from all but the most severe catastrophic events.

Other Reinsurance
Spinnaker also purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchases a corporate catastrophe XOL program that attaches above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bonds described above inures to the benefit of this contract. This program provides protection to the Company from catastrophes that could impact a large number of insurance policies underwritten by the Company or other MGAs. The Company buys XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects the Company from all but the most severe catastrophic events.
The Company also purchases reinsurance from the State Board of Administration in Florida via the Florida Hurricane Catastrophe Fund (the “FHCF”) and the Reinsurance to Assist Policyholders (the “RAP”) program for residential hurricane losses in the State of Florida. This coverage is provided and required by the State of Florida. The Company currently purchases reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three and six months

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
ended June 30, 2023, and 2022 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for reinsurance as of and for the three and six months ended June 30, 2023, and 2022 (in millions).

	For the Three Months Ended June 30,
	2023			2022
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$240.2	$185.4	$196.0	$161.7	$128.8	$99.0
Assumed	4.6	1.9	4.0	0.1	—	2.0
Gross	244.8	187.3	200.0	161.8	128.8	101.0
Ceded	(213.6)	(165.0)	(123.3)	(147.2)	(117.6)	(71.8)
Net	$31.2	$22.3	$76.7	$14.6	$11.2	$29.2

	For the Six Months Ended June 30,
	2023			2022
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$425.9	$349.5	$320.7	$278.8	$248.8	$189.9
Assumed	8.3	2.8	5.6	0.1	0.1	2.3
Gross	434.2	352.3	326.3	278.9	248.9	192.2
Ceded	(381.7)	(316.2)	(211.9)	(263.6)	(228.7)	(140.5)
Net	$52.5	$36.1	$114.4	$15.3	$20.2	$51.7
As of June 30, 2023 and December 31, 2022, a provision for sliding scale commissions of $13.7 million and $3.5 million, respectively, is included in provision for commission on the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, a receivable for sliding scale commissions of $1.9 million and $4.5 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, a provision for loss participation features of $101.0 million and $51.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
Texas	$44.2	18.1%	$43.1	26.6%	$83.8	19.3%	$77.0	27.6%
California	43.2	17.7%	31.2	19.3%	76.0	17.5%	53.3	19.1%
Florida	38.0	15.5%	15.9	9.8%	59.5	13.7%	22.7	8.1%
Georgia	13.0	5.3%	7.5	4.6%	22.2	5.1%	13.6	4.9%
Colorado	6.7	2.7%	4.0	2.5%	12.5	2.9%	7.2	2.6%
Arizona	4.6	1.9%	3.3	2.1%	9.1	2.1%	6.4	2.3%
Illinois	7.3	3.0%	5.9	3.6%	12.4	2.9%	9.4	3.4%
New Jersey	4.0	1.6%	1.9	1.2%	8.3	1.9%	4.5	1.6%
Ohio	4.2	1.7%	3.8	2.4%	7.9	1.8%	6.4	2.3%
Missouri	3.9	1.6%	3.6	2.2%	7.5	1.7%	6.6	2.4%
Other	75.7	30.9%	41.6	25.7%	135.0	31.1%	71.8	25.7%
Total	$244.8	100%	$161.8	100%	$434.2	100%	$278.9	100%
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
All claims asserted are based on alleged conduct that occurred prior to Hippo becoming a publicly traded company. Hippo engaged counsel to defend both Hippo and Mr. Wand, and Hippo and Mr. Wand have denied all claims. As a result of the new allegations in the Third Amended Complaint, Hippo moved to have the court designate the case as complex. The court granted this motion, and took the previously scheduled November 6, 2023 trial date off the calendar. A new trial date has not yet been set.
The parties are engaged in fact discovery, and Hippo intends to move for summary judgment against the claims alleged in the amended complaint.
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
Stock-Based Compensation Plans

2019 Stock Option and Grant Plan
The Company’s 2019 Stock Option and Grant Plan (“the 2019 Stock Plan”) provides for the direct award or sale of shares, the grant of options to purchase shares, and the grant of restricted stock units (“RSUs”) to employees, consultants, and outside directors of the Company. Stock options under the plan may be either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”), with an exercise price of not less than 100% of fair market value on the grant date, with a term less than or equal to ten years. The vesting period of each option and RSU shall be as determined by a committee of the Company’s board of directors but is generally over four years. Upon the closing of the Business Combination, the remaining unallocated share reserve under the 2019 Plan was cancelled and no new awards will be granted under such plan. Awards outstanding under the 2019 Plan were assumed by the Company upon the Closing and continue to be governed by the terms of the 2019 Plan.

2021 Incentive Award Plan
The Company’s 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 3.1 million shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over two to four years. This reserve increases on January 1 of each year through 2031, by an amount equal to the smaller of: (i) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2022	1,986,978	$36.54	7.8	$1.3
Granted	—	—
Exercised	(68,610)	10.87
Cancelled/Expired	(207,453)	27.61
Outstanding as of June 30, 2023	1,710,915	16.07	7.3	$2.3
Vested and exercisable as of June 30, 2023	1,203,065	$15.95	7.0	$2.0
The aggregate intrinsic value of options exercised during the six months ended June 30, 2023 and 2022 was $0.5 million and $3.4 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the three months ended June 30, 2023 and 2022.
Total unrecognized compensation cost of $10.5 million as of June 30, 2023 is expected to be recognized over a weighted-average period of 1.9 years.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Early Exercises of Stock Options
In 2020 and 2021, certain employees early exercised stock options with cash. On June 30, 2023 and December 31, 2022, the Company had $1.0 million and $1.4 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 0.1 million and 0.1 million, respectively.
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
In June 2022, the Company began granting PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, and the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company. During the six months ended June 30, 2023 and 2022, 1.1 million and 1.0 million PRSUs were granted.
The following table summarizes the RSU and PRSU activity for the six months ended June 30, 2023:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	2,881,984	$41.15
Granted	1,077,136	18.30
Released	(512,164)	44.43
Canceled and forfeited	(278,325)	41.13
Unvested and outstanding as of June 30, 2023	3,168,631	$32.82
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $81.4 million as of June 30, 2023, and it is expected to be recognized over a weighted-average period of 2 years.
2021 Employee Stock Purchase Plan
The Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of our common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the six months ended June 30, 2023, 80,990 shares have been issued under the 2021 ESPP for $1.0 million. During the six months ended June 30, 2022, 44,000 shares have been issued under the 2021 ESPP for $1.6 million. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Losses and loss adjustment expenses	$0.1	$1.0	$0.6	$1.6
Insurance related expenses	1.4	1.2	2.6	2.5
Technology and development	3.9	5.8	7.3	11.1
Sales and marketing	3.6	3.1	7.9	5.4
General and administrative	7.7	4.8	14.4	8.7
Total stock-based compensation expense	$16.7	$15.9	$32.8	$29.3

Stock Repurchases
In March 2023, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. During the six months ended June 30, 2023, the Company repurchased 0.1 million shares of its common stock for $1.8 million under this program. As of June 30, 2023, $48.2 million of common stock remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (0.3)% and (0.4)% for the six months ended June 30, 2023 and 2022, respectively. The difference between the rate for the three months ended June 30, 2023 and 2022 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of June 30, 2023 and 2022, the Company has $3.8 million and $1.4 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the six months ended June 30, 2023 and 2022.
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(107.8)	$(73.5)	$(177.7)	$(141.1)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	23,387,767	22,644,306	23,293,652	22,555,050
Net loss per share attributable to Hippo — basic and diluted	$(4.61)	$(3.25)	$(7.63)	$(6.26)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	June 30,
	2023	2022
Outstanding options	1,710,915	2,313,732
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	39,096	136,129
RSU and PRSUs	3,168,631	3,094,645
Total	5,278,642	5,904,507

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
16. Segments
Starting with the first quarter of 2023, the Company realigned its internal reporting to reflect how the Company now manages and monitors its operating results. As a result of these changes, the Company now has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.
The Company’s Services segment earns fees and/or commission income without assuming underwriting risk or need for reinsurance. The Company also partners with home builders, as well as independent agencies, to source insureds seeking a product for which the Company provides the best carrier for the insured whether it be of Hippo or a third-party carrier, including other insurance products like auto, rental, etc.
Insurance-as-a-Service is managed through the Company’s subsidiary Spinnaker and is a platform to support third party MGAs. The Company rents its capital, 50 state licenses and the strong financial rating of Spinnaker (rated “A-” Excellent by A.M. Best) to earn fee-based revenues with the assumption of limited underwriting risk using quota-share reinsurance. The Company also earns a portion of the premiums paid to it for the risk the Company retains as well as generates investment income. The diversification of the Company’s balance sheet allows it to carry less capital than the Company’s MGA clients would be required to on their own.
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
The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), evaluates the financial performance of the Company’s segments based upon segment revenues and segment adjusted operating income or (loss) as the profitability measure. Items outside of adjusted operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, segment assets have not been reported separately.
The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions). Financial information for the period ended June 30, 2022 has been revised to conform with the current year presentation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$9.9	$12.4	$—	$22.3
Commission income, net	11.3	4.8	2.7	(2.6)	16.2
Service and fee income	0.2	—	3.6	—	3.8
Net investment income	—	1.5	3.9	—	5.4
Total Revenue	11.5	16.2	22.6	(2.6)	47.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	3.8	72.8	—	76.6
Insurance related expense	—	4.7	10.2	(0.8)	14.1
Sales and marketing	11.1	—	5.2	(1.2)	15.1
Technology and development	4.1	0.2	4.8	—	9.1
General and administrative	3.1	1.3	7.9	—	12.3
Other expenses	0.2	—	—	—	0.2
Total adjusted operating expenses	18.5	10.0	100.9	(2.0)	127.4
Less: Net investment income	—	(1.5)	(3.9)	—	(5.4)
Less: Noncontrolling interest	(2.6)	—	—	—	(2.6)
Adjusted operating income (loss)	(9.6)	4.7	(82.2)	(0.6)	(87.7)
Net investment income					5.4
Depreciation and amortization					(5.2)
Stock-based compensation					(16.7)
Fair value adjustments					0.2
Contingent consideration charge					(2.9)
Other one-off transactions					(0.7)
Income tax expense					(0.2)
Net loss attributable to Hippo					$(107.8)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$5.0	$6.2	$—	$11.2
Commission income, net	8.6	2.6	6.2	(4.5)	12.9
Service and fee income	0.3	—	3.2	—	3.5
Net investment income	—	0.4	0.7	—	1.1
Total Revenue	8.9	8.0	16.3	(4.5)	28.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	2.9	25.6	—	28.5
Insurance related expense	—	4.3	14.2	(4.5)	14.0
Sales and marketing	11.5	0.1	4.5	—	16.1
Technology and development	1.5	—	8.6	—	10.1
General and administrative	2.2	1.1	9.5	—	12.8
Other expenses	0.4	—	—	—	0.4
Total adjusted operating expenses	15.6	8.4	62.4	(4.5)	81.9
Less: Net investment income	—	(0.4)	(0.7)	—	(1.1)
Less: Noncontrolling interest	(1.5)	—	—	—	(1.5)
Adjusted operating loss	(8.2)	(0.8)	(46.8)	—	(55.8)
Net investment income					1.1
Depreciation and amortization					(3.5)
Stock-based compensation					(15.9)
Fair value adjustments					1.4
Contingent consideration charge					0.8
Other one-off transactions					(1.3)
Income tax expense					(0.3)
Net loss attributable to Hippo					$(73.5)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$17.5	$18.6	$—	$36.1
Commission income, net	20.9	8.7	9.0	(5.0)	33.6
Service and fee income	0.3	—	6.7	—	7.0
Net investment income	—	3.0	7.8	—	10.8
Total Revenue	21.2	29.2	42.1	(5.0)	87.5
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	6.5	107.2	—	113.7
Insurance related expense	—	8.9	18.5	(1.6)	25.8
Sales and marketing	23.3	—	10.1	(2.4)	31.0
Technology and development	7.8	0.3	9.3	—	17.4
General and administrative	6.0	2.6	15.4	—	24.0
Other expenses	0.4	—	—	—	0.4
Total adjusted operating expenses	37.5	18.3	160.5	(4.0)	212.3
Less: Net investment income	—	(3.0)	(7.8)	—	(10.8)
Less: Noncontrolling interest	(4.3)	—	—	—	(4.3)
Adjusted operating income (loss)	(20.6)	7.9	(126.2)	(1.0)	(139.9)
Net investment income					10.8
Depreciation and amortization					(9.5)
Stock-based compensation					(32.8)
Fair value adjustments					—
Contingent consideration charge					(3.7)
Other one-off transactions					(2.1)
Income tax expense					(0.5)
Net loss attributable to Hippo					$(177.7)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$9.4	$10.8	$—	$20.2
Commission income, net	15.6	5.0	11.2	(7.4)	24.4
Service and fee income	0.7	—	6.4	—	7.1
Net investment income	—	0.6	0.9	—	1.5
Total Revenue	16.3	15.0	29.3	(7.4)	53.2
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	3.9	46.5	—	50.4
Insurance related expense	—	6.3	25.2	(7.4)	24.1
Sales and marketing	24.7	0.2	9.7	—	34.6
Technology and development	3.5	—	15.5	—	19.0
General and administrative	4.6	2.2	18.0	—	24.8
Other expenses	0.5	—	—	—	0.5
Total adjusted operating expenses	33.3	12.6	114.9	(7.4)	153.4
Less: Net investment income	—	(0.6)	(0.9)	—	(1.5)
Less: Noncontrolling interest	(2.6)	—	—	—	(2.6)
Adjusted operating income (loss)	(19.6)	1.8	(86.5)	—	(104.3)
Net investment income					1.5
Depreciation and amortization					(7.4)
Interest expense					—
Stock-based compensation					(29.3)
Fair value adjustments					2.6
Contingent consideration charge					(2.4)
Other one-off transactions					(1.3)
Income tax expense					(0.5)
Net loss attributable to Hippo					$(141.1)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Holdings Inc. and its consolidated subsidiaries. You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.
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

As an MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker and SSIC) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a significant portion of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” reinsurance treaty.
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
Proportional Reinsurance Treaties — Hippo
For our primary homeowners reinsurance treaty commencing in 2023, we secured proportional reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we retain approximately 40% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation.
For business produced through our builder channel, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we expect to retain approximately 58% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.
For our primary homeowners reinsurance treaty commencing in 2022, we secured quota share reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is collateralized. In 2022, we retained approximately 10% of the premium through our insurance company subsidiaries, including our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Similar to the prior year, we saw increased use of loss participation features in the 2022 reinsurance agreements, which increased the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation in both the 2022 and 2023 fiscal periods.
For our primary homeowners reinsurance treaty that commenced in 2021, we secured proportional reinsurance from a diverse panel of third-party reinsurers with AM Best ratings of “A-” Excellent or better. A total of approximately 12% of the premium was retained either by Spinnaker or RHS, which aligns the Company’s interests with third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.
We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below.

Non-Proportional Reinsurance — Hippo
We also purchase non-proportional XOL reinsurance which includes traditional reinsurance protection, catastrophe bonds, and industry loss warranty products. Through our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by us or other managing general agents (“MGAs”). We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
In May 2023, Spinnaker secured new catastrophe protection through a per occurrence excess of loss reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement.
The reinsurance agreement provides us with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to Spinnaker for losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and winter storms on business produced through the Hippo MGA.
Under the terms of the reinsurance agreement, we are obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed our actual losses from such event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to us under the reinsurance agreement.
In June 2023, our captive reinsurance company, RHS, entered into an Industry Loss Warranty (ILW) with a third party under which loss payments are triggered by reference to the level of losses incurred by the insurance industry as whole for pre-defined events, rather than by losses incurred by us. RHS entered into the ILW in order to hedge the risk of us experiencing a catastrophic hurricane loss on business assumed.
Our XOL program provides us protection from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period when considered with the corporate catastrophe XOL described below under “Other Reinsurance”. This reinsurance protects us from all but the most severe catastrophic events.

Other Reinsurance
Spinnaker also purchases reinsurance for programs written by MGAs other than Hippo. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by us in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchases a corporate catastrophe XOL program that attaches above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bonds described above inures to the benefit of this contract. This program provides us protection from catastrophes that could impact a large number of insurance policies underwritten by us or other MGAs. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.
We also purchase reinsurance from the State Board of Administration in Florida via the Florida Hurricane Catastrophe Fund (the “FHCF”) and the Reinsurance to Assist Policyholders (the “RAP”) program for residential hurricane losses in the State of Florida. This coverage is provided and required by the State of Florida. We currently purchase reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following:

Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. We intend to continue to drive new customer growth by highlighting our consumer-focused approach to home protection and insurance across multiple distribution channels. In particular:
•Our growth strategy is centered around accelerating our existing position in markets that we already serve by increasing our direct-to-consumer advertising, increasing the number of agents selling Hippo policies, and growing our network of partners within existing partner channels.
•In addition to efforts in states where we are currently selling insurance, we also expect to drive growth by developing new strategic partnerships with key players involved in the real estate transaction ecosystem.
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
Although the COVID-19 pandemic and the various responses to it have created significant worldwide volatility, uncertainty and economic disruption over the past few years, recently there has been a return to more normal societal interactions, including in the way we operate our business. We cannot predict the future impacts of the COVID-19 pandemic or any new public health events. See Part I, Item IA. “Risk Factors” for more information.

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

Our Ability to Manage Regulatory Impact, Including on Our Efforts to Manage Our Exposure to Volatility
The Company is subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms and deductibles or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. These laws may limit or restrict the ability of the Company to reduce its exposures, including to weather related losses.

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
c.Ceding Commission: We receive commission based on the premium we cede to third-party reinsurers for the reimbursement for our acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on our statements of operations and comprehensive loss. For the policies that we write on our own carrier as MGA, we recognize this commission as ceding commission on the statement of operations and comprehensive loss. We earn commission on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro rata basis over the terms of the policies reinsured. We record the portion of ceding commission income, which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.
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
Interest and Other (Income) Expense
Interest and other (income) expense primarily consists of fair value adjustments on outstanding warrants.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	($ in millions)
Total Generated Premium	$317.6	$204.1	$562.6	$357.8
Total Revenue	47.7	28.7	87.5	53.2
Net Loss attributable to Hippo	(107.8)	(73.5)	(177.7)	(141.1)
Adjusted EBITDA	(87.7)	(55.8)	(139.9)	(104.3)
Gross Loss Ratio	107%	78%	93%	77%
Net Loss Ratio	344%	261%	317%	256%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Gross Written Premium	$244.8	$161.8	$83.0	$434.2	$278.9	$155.3
Gross Placed Premium	72.8	42.3	$30.5	$128.4	$78.9	$49.5
Total Generated Premium	$317.6	$204.1	$113.5	$562.6	$357.8	$204.8
Our Total Generated Premium for the three months ended June 30, 2023 grew 56% year-over-year to $317.6 million from $204.1 million for the three months ended June 30, 2022. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business as well as the continued growth across channels in existing states, expansion of our independent agent network, maintaining solid premium retention levels, and achieving planned premium rate increases.
Our Total Generated Premium for the six months ended June 30, 2023 grew 57% year-over-year to $562.6 million from $357.8 million for the six months ended June 30, 2022. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business as well as the continued growth across channels in existing states, expansion of our independent agent network, maintaining solid premium retention levels, and achieving planned premium rate increases.

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
For the three months ended June 30, 2023, adjusted EBITDA loss was $87.7 million, an increase of $31.9 million compared to $55.8 million for the three months ended June 30, 2022, due primarily to an increase in losses due primarily to named event Property Claims Services (“PCS”) catastrophic weather and other weather loss experience. These amounts were partially offset by an increase in revenues.
For the six months ended June 30, 2023, adjusted EBITDA loss was $139.9 million, an increase of $35.6 million compared to $104.3 million for the six months ended June 30, 2022, due primarily to an increase in losses due primarily to named event PCS catastrophic weather and other weather loss experience. These amounts were partially offset by an increase in revenues.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to Hippo	$(107.8)	$(73.5)	$(177.7)	$(141.1)
Adjustments:
Net investment income	(5.4)	(1.1)	(10.8)	(1.5)
Depreciation and amortization	5.2	3.5	9.5	7.4
Stock-based compensation	16.7	15.9	32.8	29.3
Fair value adjustments	(0.2)	(1.4)	—	(2.6)
Contingent consideration charge	2.9	(0.8)	3.7	2.4
Other one-off transactions	0.7	1.3	2.1	1.3
Income tax expense	0.2	0.3	0.5	0.5
Adjusted EBITDA	$(87.7)	$(55.8)	$(139.9)	$(104.3)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross Losses and LAE	$200.0	$101.0	$326.3	$192.2
Gross Earned Premium	187.3	128.8	352.3	248.9
Gross Loss Ratio	107%	78%	93%	77%
The following table provides a reconciliation of Gross Loss Ratio by PCS and non-PCS events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
PCS losses	57%	22%	42%	21%
Non-PCS losses	50%	56%	51%	56%
Gross loss ratio	107%	78%	93%	77%
For the three months ended June 30, 2023, our Gross Loss Ratio was 107% net of a favorable development of 6 percentage points relating to Non-PCS events and 4 percentage points relating to PCS events; compared with 78% net of a favorable development of 10 percentage points for Non-PCS events and 12 percentage points for PCS events for the three months ended June 30, 2022.
Excluding the impact of reserve movements, our Gross Loss Ratio was 117% for the three months ended June 30, 2023, compared with 100% for the three months ended June 30, 2022.
For the six months ended June 30, 2023, our Gross Loss Ratio was 93% net of a favorable development of 3 percentage points relating to Non-PCS events and 2 percentage points relating to PCS events, compared with 77% net of a favorable development of 12 percentage points for Non-PCS events and 9 percentage points relating to PCS events for the six months ended June 30, 2022.
Excluding the impact of reserve movements, our Gross Loss Ratio was 98% for the six months ended June 30, 2023, compared with 98% for the six months ended June 30, 2022.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Losses and LAE	$76.7	$29.2	$114.4	$51.7
Net Earned Premium	22.3	11.2	36.1	20.2
Net Loss Ratio	344%	261%	317%	256%
For the three months ended June 30, 2023, our Net Loss Ratio was 344% compared with 261% for the three months ended June 30, 2022. The increase was due primarily to an increase in PCS catastrophic weather losses and other weather loss experience and our loss participation features. The losses were partially offset by an increase in net earned premium.
For the six months ended June 30, 2023, our Net Loss Ratio was 317% compared with 256% for the six months ended June 30, 2022. The increase was due primarily to an increase in PCS catastrophic weather losses and other weather loss experience and our loss participation features. The losses were partially offset by an increase in net earned premium.

Segment Information

	Three Months Ended June 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$118.1	$151.7	$102.2	$(54.4)	$317.6
Total Revenue	11.5	16.2	22.6	(2.6)	47.7
Adjusted operating income (loss)	(9.6)	4.7	(82.2)	(0.6)	(87.7)

	Three Months Ended June 30, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$87.6	$71.6	$93.1	$(48.2)	$204.1
Total Revenue	8.9	8.0	16.3	(4.5)	28.7
Adjusted operating loss	(8.2)	(0.8)	(46.8)	—	(55.8)

	Six Months Ended June 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$216.0	$255.7	$194.4	$(103.5)	$562.6
Total Revenue	21.2	29.2	42.1	(5.0)	87.5
Adjusted operating income (loss)	(20.6)	7.9	(126.2)	(1.0)	(139.9)

	Six Months Ended June 30, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$163.5	$112.3	$172.1	$(90.1)	$357.8
Total Revenue	16.3	15.0	29.3	(7.4)	53.2
Adjusted operating income (loss)	(19.6)	1.8	(86.5)	—	(104.3)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
Segment adjusted operating income (loss) is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 16 of the accompanying consolidated financial statements for additional information on segments and a reconciliation of Segment adjusted operating income (loss) to net loss attributable to Hippo.

Services
For the three months ended June 30, 2023, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $118.1 million, an increase of 35%, from $87.6 million over the prior year quarter, while revenue was $11.5 million, an increase of 29%, from $8.9 million over the prior year quarter. The growth was driven primarily by the growth in our builder channel for new and renewal business, as we maintain higher retention rates. Our adjusted operating loss was $9.6 million, an increase of 17%, compared to a loss of $8.2 million in the prior year quarter as we continue to invest heavily in our platforms to provide differentiated services for our customers across all our businesses.
For the six months ended June 30, 2023, our Services segment had Total Generated Premium of $216.0 million, an increase of 32%, from $163.5 million over the prior year period, while revenue was $21.2 million, an increase of 30%, from $16.3 million over the prior year period. The growth was driven primarily by the growth in our builder channel for new and renewal business, as we maintain higher retention rates. Our adjusted operating loss was $20.6 million, an increase of 5%, compared to a loss of $19.6 million in the prior year period as we continue to invest heavily in our platforms to provide differentiated services for our customers across all our businesses.

Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, we leverage our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended June 30, 2023, Total Generated Premium was $151.7 million, up 112%, from $71.6 million over the prior year quarter, while revenue was $16.2 million, an increase of 103%, from $8.0 million over the prior year quarter. The growth was driven primarily by the performance of both new and existing programs. Adjusted operating income was $4.7 million, an increase of 688%, compared to a loss of $0.8 million in the prior year quarter due primarily to the increase in revenue mentioned above and continued program diversification.
For the six months ended June 30, 2023, our Insurance-as-a-Service segment’s Total Generated Premium was $255.7 million, up 128%, from $112.3 million over the prior year quarter, while revenue was $29.2 million, an increase of 95%, from $15.0 million over the prior year period. The growth was driven primarily by the performance of both new and existing programs. Adjusted operating income was $7.9 million, an increase of 339%, compared to $1.8 million in the prior year period due primarily to the increase in revenue mentioned above and continued program diversification.

Hippo Home Insurance Program

For the three months ended June 30, 2023, our Hippo Homeowners Insurance Program had Total Generated Premium of $102.2 million, an increase of 10%, from $93.1 million over the prior year quarter, while revenue was $22.6 million, an increase of 39%, from $16.3 million over the prior year quarter. The increases were due primarily to continued growth across channels in existing states and achieving planned premium rate increases. The increase in revenue from net earned premiums was partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended June 30, 2023 and 2022, $8.5 million and $5.8 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $82.2 million in the quarter, an increase of 76%, compared to a loss of $46.8 million in the prior year quarter. The increase in adjusted operating loss was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features, primarily due to five major wind and hail events in Colorado and Texas, partially offset by an increase in revenues.
The second quarter impact of PCS cat losses was $109.9 million on a gross basis and $50.9 million on a net basis, and we expect an additional $13 to $15 million over the remainder of the year due to their impact on the loss participation features embedded in our reinsurance treaties.
We are planning to take decisive actions to reduce our future exposure to wind and hail, with the explicit goal of reducing the volatility of our financial results. These actions include increasing deductibles for wind and hail perils, selective non-renewal of policies in high-risk regions, and increasing the rates we charge for cat-exposed properties across our portfolio.
Our goal and expectation is to have a homeowners insurance program that consistently produces underwriting profit, and we believe being more aggressive in these areas during the rest of this year will accelerate our path to achieving this goal.
In addition, we have taken steps during the quarter to reduce our dependence on the reinsurance market and the costs associated with not retaining the risk we underwrite on our own balance sheet, including the catastrophe bonds noted in our reinsurance disclosures above.
For the six months ended June 30, 2023, our Hippo Homeowners Insurance Program had Total Generated Premium of $194.4 million, an increase of 13%, from $172.1 million over the prior year period, while revenue was $42.1 million, an increase of 44%, from $29.3 million over the prior year period. The increases were due primarily to continued growth across channels in existing states and achieving planned premium rate increases. The increase in revenue from net earned premiums was partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the six months ended June 30, 2023 and 2022, $15.9 million and $11.5 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $126.2 million, an increase of 46%, compared to a loss of $86.5 million in the prior year period. The increase in adjusted operating loss was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features primarily due to from five major wind and hail events in Colorado and Texas, partially offset by an increase in revenues.

Hippo Home Insurance Program Gross Loss Ratio
Hippo Home Insurance Program Gross Loss Ratio (‘HPGLR’) is a key performance indicator that represents our underwriting operational performance for the entire Total Generated Premium underwritten by Hippo as part of the Hippo Home Insurance Program. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjustment expense on our consolidated statements of operations and comprehensive loss. This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	Hippo Home Insurance Program
Non-PCS	58%	59%	59%	62%
PCS	120%	36%	81%	35%
HPGLR	178%	95%	140%	97%

For the three and six months ended June 30, 2023, HPGLR was 178% and 140%, respectively, compared to 95% and 97% in the prior year. Excluding the impact of reserve releases, HPGLR was 185% and 143% respectively, compared to 130% and 125% in the prior year.
Excluding the impact of reserve releases, the PCS component of HPGLR for the three and six months ended June 30, 2023, HPGLR was 122% and 82% respectively, compared to 55% and 48% in the prior year. The increases reflect catastrophes in the year primarily due to hail and wind, unusually heavy rains, and snow in parts of California, our second largest market.
Excluding the impact of reserve releases, the Non-PCS component of HPGLR for the three and six months ended June 30, 2023, was 63% and 61% respectively, compared to 75% and 76% in the prior year. This represents a decrease of 12 percentage points and 15 percentage points respectively. The decrease reflects the benefits of the pricing and underwriting actions we took in calendar year 2022. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Net earned premium	$22.3	$11.2	$11.1	99%	36.1	20.2	$15.9	79%
Commission income, net	16.2	12.9	3.3	26%	33.6	24.4	9.2	38%
Service and fee income	3.8	3.5	0.3	9%	7.0	7.1	(0.1)	(1)%
Net investment income	5.4	1.1	4.3	391%	10.8	1.5	9.3	620%
Total revenue	47.7	28.7	19.0	66%	87.5	53.2	34.3	64%
Expenses:
Losses and loss adjustment expenses	76.7	29.2	47.5	163%	114.4	51.7	62.7	121%
Insurance related expenses	18.8	17.4	1.4	8%	34.5	30.6	3.9	13%
Technology and development	13.1	16.5	(3.4)	(21)%	24.7	31.2	(6.5)	(21)%
Sales and marketing	22.6	19.4	3.2	16%	45.0	44.3	0.7	2%
General and administrative	21.5	18.2	3.3	18%	41.3	34.7	6.6	19%
Interest and other (income) expense	—	(0.3)	0.3	(100)%	0.5	(1.3)	1.8	(138)%
Total expenses	152.7	100.4	52.3	52%	260.4	191.2	69.2	36%
Loss before income taxes	(105.0)	(71.7)	(33.3)	46%	(172.9)	(138.0)	(34.9)	25%
Income tax expense	0.2	0.3	(0.1)	(33)%	0.5	0.5	—	—%
Net loss	(105.2)	(72.0)	(33.2)	46%	(173.4)	(138.5)	(34.9)	25%

Net income attributable to noncontrolling interests, net of tax	2.6	1.5	1.1	73%	4.3	2.6	1.7	65%
Net loss attributable to Hippo	$(107.8)	$(73.5)	$(34.3)	47%	(177.7)	(141.1)	$(36.6)	26%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	(1.1)	(1.6)	0.5	(31)%	0.6	(4.2)	4.8	(114)%
Comprehensive loss attributable to Hippo	$(108.9)	$(75.1)	$(33.8)	45%	(177.1)	(145.3)	$(31.8)	22%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Net Earned Premium
For the three months ended June 30, 2023, net earned premium was $22.3 million, an increase of $11.1 million compared to $11.2 million for the three months ended June 30, 2022. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended June 30, 2023 and 2022, $13.9 million and $5.3 million, respectively, was offset against earned premium for XOL.
For the six months ended June 30, 2023, net earned premium was $36.1 million, an increase of $15.9 million compared to $20.2 million for the six months ended June 30, 2022. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the six months ended June 30, 2023 and 2022, $25.6 million and $11.1 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and six months ended June 30, 2023 and 2022 (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Gross written premium	$244.8	$161.8	$83.0	$434.2	$278.9	$155.3
Ceded written premium	(213.6)	(147.2)	(66.4)	(381.7)	(263.6)	(118.1)
Net written premium	31.2	14.6	16.6	52.5	15.3	37.2
Change in unearned premium	(8.9)	(3.4)	(5.5)	(16.4)	4.9	(21.3)
Net earned premium	$22.3	$11.2	$11.1	$36.1	$20.2	$15.9
Commission Income, Net
For the three months ended June 30, 2023, commission income was $16.2 million, an increase of $3.3 million, or 26%, compared to $12.9 million for the three months ended June 30, 2022. The increase was due primarily to increased ceding commissions, including fronting fees, of $1.9 million, as well as an increase in agency commissions of $1.7 million, both of which grew due to the year-over-year growth of our total book of business.
For the six months ended June 30, 2023, commission income was $33.6 million, an increase of $9.2 million, or 38%, compared to $24.4 million for the six months ended June 30, 2022. The increase was due primarily to increased ceding commissions, including fronting fees, of $5.6 million, as well as an increase in agency commissions of $3.4 million, both of which grew due to the year-over-year growth of our total book of business.
Service and Fee Income
For the three months ended June 30, 2023, service and fee income was $3.8 million, an increase of $0.3 million, or 9%, compared to $3.5 million for the three months ended June 30, 2022. The increase was due primarily to an increase in non-inspection policy fees.

For the six months ended June 30, 2023, service and fee income was $7.0 million, a decrease of $0.1 million, or 1%, compared to $7.1 million for the six months ended June 30, 2022. In order to drive better loss ratio performance, we have tightened our underwriting thresholds which has had the effect of lowering the number of new policies requiring fee-generating inspections, partially offset by an increase in policy fees other than inspection fees.
Net Investment Income
For the three months ended June 30, 2023, net investment income was $5.4 million, an increase of $4.3 million, compared to $1.1 million for the three months ended June 30, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
For the six months ended June 30, 2023, net investment income was $10.8 million, an increase of $9.3 million, compared to $1.5 million for the six months ended June 30, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended June 30, 2023, loss and loss adjustment expenses were $76.7 million, an increase of $47.5 million, compared to $29.2 million for the three months ended June 30, 2022. The increase was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features.
For the six months ended June 30, 2023, loss and loss adjustment expenses were $114.4 million, an increase of $62.7 million, compared to $51.7 million for the six months ended June 30, 2022. The increase was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features.
Insurance Related Expenses
For the three months ended June 30, 2023, insurance related expenses were $18.8 million, an increase of $1.4 million, or 8%, compared to $17.4 million for the three months ended June 30, 2022. The increase was due primarily to an increase in amortization expense attributable to capitalized internal use software of $1.0 million.
For the six months ended June 30, 2023, insurance related expenses were $34.5 million, an increase of $3.9 million, or 13%, compared to $30.6 million for the six months ended June 30, 2022. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $1.1 million due to the growth of our business and an increase in amortization expense attributable to capitalized internal use software of $2.1 million.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization of deferred direct acquisition costs, net	$6.9	$7.2	$12.9	$11.8
Employee-related costs	3.4	3.1	6.4	5.9
Underwriting costs	2.2	2.1	4.0	4.1
Amortization of capitalized internal use software	3.1	2.1	6.0	3.9
Other	3.2	2.9	5.2	4.9
Total	$18.8	$17.4	$34.5	$30.6

Direct acquisition costs were $19.7 million and $36.0 million for the three and six months ended June 30, 2023, of which $12.8 million and $23.1 million were offset by ceding commission income.
Direct acquisition costs were $16.3 million and $30.5 million for the three and six months ended June 30, 2022, of which $9.1 million and $18.7 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended June 30, 2023, technology and development expenses were $13.1 million, a decrease of $3.4 million, or 21%, compared to $16.5 million for the three months ended June 30, 2022. The decrease was due primarily to a decrease in stock-based compensation of $1.9 million, driven by performance RSUs related to an acquisition fully vesting in the prior year. The decrease was also due to a decrease in consultants costs of $1.1 million.
For the six months ended June 30, 2023, technology and development expenses were $24.7 million, a decrease of $6.5 million, or 21%, compared to $31.2 million for the six months ended June 30, 2022. The decrease was due primarily to a decrease in stock-based compensation of $3.8 million, driven by performance RSUs related to an acquisition fully vesting in the prior year. The decrease was also due to a decrease in consultants costs of $1.1 million and a decrease in amortization of $0.8 million for acquired intangibles fully amortized in the first half of 2022.
Sales and Marketing Expenses
For the three months ended June 30, 2023, sales and marketing expenses were $22.6 million, an increase of $3.2 million, or 16%, compared to $19.4 million for the three months ended June 30, 2022. The increase was due primarily to the change in fair value of contingent consideration of $3.7 million and an increase in advertising costs of $0.9 million. These amounts were partially offset by a decrease in consulting fees of $1.3 million.
For the six months ended June 30, 2023, sales and marketing expenses were $45.0 million, an increase of $0.7 million, or 2%, compared to $44.3 million for the six months ended June 30, 2022. The increase was due primarily to an increase in stock-based compensation of $2.5 million partially offset by decreases in consulting fees of $1.3 million and other employee costs of $0.9 million.
General and Administrative Expenses
For the three months ended June 30, 2023, general and administrative expenses were $21.5 million, an increase of $3.3 million, or 18%, compared to $18.2 million for the three months ended June 30, 2022. The increase was due primarily to an increase in stock-based compensation of $2.9 million.
For the six months ended June 30, 2023, general and administrative expenses were $41.3 million, an increase of $6.6 million, or 19%, compared to $34.7 million for the six months ended June 30, 2022. The increase was due primarily to an increase in stock-based compensation of $5.7 million, partially driven by a charge due to the repricing of options during the first quarter of 2023. There was also an increase in facilities costs of $1.3 million. These amounts were partially offset by a decrease in consulting fees of $0.6 million.
Interest and Other (Income) Expense
For the three months ended June 30, 2023, other expense was $0.0 million compared to income of $0.3 million for the three months ended June 30, 2022. The decrease was due primarily to changes in the fair market value on the outstanding public and private placement warrants of $1.2 million, partially offset by other expenses of $0.8 million.
For the six months ended June 30, 2023, other expense was $0.5 million compared to income of $1.3 million for the six months ended June 30, 2022. The increase was due primarily to changes in the fair market value on the outstanding public and private placement warrants of $2.6 million, partially offset by other expenses of $0.8 million.
Income Taxes
For the three months ended June 30, 2023, income tax expense was $0.2 million, a decrease of $0.1 million, compared to an expense of $0.3 million for the three months ended June 30, 2022.
For the six months ended June 30, 2023 and 2022, income tax expense was $0.5 million.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended June 30, 2023, net loss attributable to Hippo was $107.8 million, an increase of $34.3 million compared to $73.5 million for the three months ended June 30, 2022 due to the factors described above.
For the six months ended June 30, 2023, net loss attributable to Hippo was $177.7 million, an increase of $36.6 million compared to $141.1 million for the six months ended June 30, 2022 due to the factors described above.
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of June 30, 2023, we had $238.4 million of cash and restricted cash and $364.4 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of June 30, 2023, is $23.2 million, and there were no outstanding amounts under this agreement.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, and from net proceeds from a private placement transaction in connection with the Business Combination, the Business Combination, and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended
	June 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(45.0)	$(88.4)	$43.4
Investing activities	$48.8	$(403.2)	$452.0
Financing activities	$(9.9)	$(2.6)	$(7.3)
Operating Activities
Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities. Cash used in operating activities was $45.0 million for the six months ended June 30, 2023, an increase of $43.4 million, from $88.4 million for the six months ended June 30, 2022. Our cash used in operations was lower than last year mainly due to the working capital changes that benefited cash, partially offset by an increase in our net loss.
Investing Activities
Cash provided by investing activities was $48.8 million for the six months ended June 30, 2023, due primarily to the maturities and sales of investment securities, partially offset by purchases of investment securities and an office building.
Cash used in investing activities was $403.2 million for the six months ended June 30, 2022, due primarily to purchases of investment securities.
Financing Activities
Cash used in financing activities was $9.9 million for the six months ended June 30, 2023, primarily driven by distributions to noncontrolling interests, repurchases of shares, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Cash used in financing activities was $2.6 million for the six months ended June 30, 2022, primarily driven by taxes paid related to net share settlement of RSUs and distributions to noncontrolling interests, partially offset by proceeds from common stock issuances.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
April 1 through April 30, 2023	48,963	$17.29	48,963
May 1 through May 31, 2023	36,359	$18.73	36,359
June 1 through June 30, 2023	—	$—	—
Total	85,322			$48.2

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Form of Performance Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.*
10.2	Hippo Holdings Inc. Non-Employee Director Compensation Program.*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2023.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer