Form 10-Q
period 2023-09-30
Hippo Holdings Inc.
filed 2023-11-02
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The registrant had outstanding 23,887,240 shares of common stock as of October 24, 2023.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $148.5 million and $127.3 million, respectively)	$141.5	$121.1
Short-term investments, at fair value (amortized cost: $188.6 million and $325.6 million, respectively)	188.5	324.8
Total investments	330.0	445.9
Cash and cash equivalents	228.4	194.5
Restricted cash	41.0	50.0
Accounts receivable, net of allowance of $0.4 million and $0.3 million, respectively	145.4	107.2
Reinsurance recoverable on paid and unpaid losses and LAE	297.3	286.3
Prepaid reinsurance premiums	375.5	309.9
Ceding commissions receivable	79.9	45.8
Capitalized internal use software	46.9	38.8
Intangible assets	23.6	26.9
Other assets	79.0	63.6
Total assets	$1,647.0	$1,568.9
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$359.9	$293.8
Unearned premiums	441.8	341.3
Reinsurance premiums payable	291.1	207.1
Provision for commission	18.0	5.0
Accrued expenses and other liabilities	124.9	128.2
Total liabilities	1,235.7	975.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; 23,891,930 and 23,201,434 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,606.1	1,558.0
Accumulated other comprehensive loss	(7.1)	(7.0)
Accumulated deficit	(1,192.0)	(961.1)
Total Hippo stockholders’ equity	407.0	589.9
Noncontrolling interest	4.3	3.6
Total stockholders’ equity	411.3	593.5
Total liabilities and stockholders’ equity	$1,647.0	$1,568.9
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue:
Net earned premium	$32.9	$10.7	$69.0	$30.9
Commission income, net	14.2	14.3	47.8	38.7
Service and fee income	4.9	3.2	11.9	10.3
Net investment income	5.7	2.5	16.5	4.0
Total revenue	57.7	30.7	145.2	83.9
Expenses:
Losses and loss adjustment expenses	36.5	23.9	150.9	75.6
Insurance related expenses	20.3	15.6	54.8	46.2
Technology and development	11.9	14.8	36.6	46.0
Sales and marketing	18.9	29.4	63.9	73.7
General and administrative	20.7	19.0	62.0	53.7
Impairment and restructuring charges	—	55.3	—	55.3
Interest and other (income) expense	—	(0.1)	0.5	(1.4)
Total expenses	108.3	157.9	368.7	349.1
Loss before income taxes	(50.6)	(127.2)	(223.5)	(265.2)
Income tax expense (benefit)	(0.3)	0.3	0.2	0.8
Net loss	(50.3)	(127.5)	(223.7)	(266.0)
Net income attributable to noncontrolling interests, net of tax	2.8	1.7	7.1	4.3
Net loss attributable to Hippo	$(53.1)	$(129.2)	$(230.8)	$(270.3)
Other comprehensive income (loss):
Change in net unrealized gain or loss on investments, net of tax	(0.7)	(2.9)	(0.1)	(7.1)
Comprehensive loss attributable to Hippo	$(53.8)	$(132.1)	$(230.9)	$(277.4)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(53.1)	$(129.2)	$(230.8)	$(270.3)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	23,729,570	22,839,916	23,440,555	22,651,026
Net loss per share attributable to Hippo - basic and diluted	$(2.24)	$(5.66)	$(9.85)	$(11.93)

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0
Net loss	—	$—	$—	$—	$(107.8)	$(107.8)	$2.6	$(105.2)
Other comprehensive loss	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Issuance of common stock from stock plans and contingently issuable shares	375,844	—	1.8	—	—	1.8	—	1.8
Repurchase of common stock	(85,322)	—	(1.6)	—	—	(1.6)	—	(1.6)
Shares withheld related to net share settlement	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	18.0	—	—	18.0	—	18.0
Other	—	—	—	—	—	—	(5.9)	(5.9)
Balance at June 30, 2023	23,611,308	$—	$1,590.9	$(6.4)	$(1,138.9)	$445.6	$1.4	$447.0
Net loss	—	$—	$—	$—	$(53.1)	$(53.1)	$2.8	$(50.3)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Issuance of common stock from stock plans and contingently issuable shares	280,622	—	0.6	—	—	0.6	—	0.6
Shares withheld related to net share settlement	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	15.7	—	—	15.7	—	15.7
Other	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2023	23,891,930	$—	$1,606.1	$(7.1)	$(1,192.0)	$407.0	$4.3	$411.3
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	22,601,245	$—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net loss	—	—	—	—	(67.6)	(67.6)	1.1	(66.5)
Other comprehensive loss	—	—	—	(2.6)	—	(2.6)	—	(2.6)
Issuance of common stock from stock plans and contingently issuable shares	108,916	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(1.0)	—	—	(1.0)	—	(1.0)
Stock-based compensation expense	—	—	15.7	—	—	15.7	—	15.7
Balance at March 31, 2022	22,710,161	$—	$1,504.4	$(3.3)	$(695.6)	$805.5	$3.2	$808.7
Net loss	—	$—	$—	$—	$(73.5)	$(73.5)	$1.5	$(72.0)
Other comprehensive loss	—	—	—	(1.6)	—	(1.6)	—	(1.6)
Issuance of common stock from stock plans and contingently issuable shares	187,934	—	2.3	—	—	2.3	—	2.3
Repurchase of common stock	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1.7)	—	—	(1.7)	—	(1.7)
Stock-based compensation expense	—	—	17.8	—	—	17.8	—	17.8
Other	—	—	—	—	0.3	0.3	(2.4)	(2.1)
Balance at June 30, 2022	22,894,496	$—	$1,522.8	$(4.9)	$(768.8)	$749.1	$2.3	$751.4
Net loss	—	$—	$—	$—	$(129.2)	$(129.2)	$1.7	$(127.5)
Other comprehensive loss	—	—	—	(2.9)	—	(2.9)	—	(2.9)
Issuance of common stock from stock plans and contingently issuable shares	166,770	—	0.4	—	—	0.4	—	0.4
Shares withheld related to net share settlement	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	18.4	—	—	18.4	—	18.4
Other	—	—	—	—	—	—	—	—
Balance at September 30, 2022	23,061,266	$—	$1,540.8	$(7.8)	$(898.0)	$635.0	$4.0	$639.0

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(223.7)	$(266.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14.4	11.2
Stock–based compensation expense	46.7	46.3
Change in fair value of warrant liability	(0.2)	(2.8)
Change in fair value of contingent consideration liability	4.5	2.6
Impairment charges	—	53.5
Other non-cash items	(6.9)	(0.3)
Changes in assets and liabilities:
Accounts receivable, net	(38.2)	(33.3)
Reinsurance recoverable on paid and unpaid losses and LAE	(11.0)	(70.4)
Ceding commissions receivable	(34.2)	(14.7)
Prepaid reinsurance premiums	(65.7)	(70.0)
Other assets	0.1	15.3
Provision for commission	13.0	1.1
Accrued expenses and other liabilities	6.6	15.5
Loss and loss adjustment expense reserves	66.1	60.7
Unearned premiums	100.6	63.4
Reinsurance premiums payable	84.0	56.5
Net cash used in operating activities	(43.9)	(131.4)
Cash flows from investing activities:
Capitalized internal use software costs	(13.0)	(11.4)
Purchases of property and equipment	(29.2)	(4.8)
Purchases of investments	(290.7)	(645.4)
Maturities of investments	383.6	367.4
Sales of investments	29.8	5.5
Other	(0.9)	(2.0)
Net cash provided by (used in) investing activities	79.6	(290.7)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(4.0)	(3.5)
Proceeds from issuances of common stock	2.4	3.4
Share repurchases under program	(1.8)	—
Payments of contingent consideration	(1.0)	(0.4)
Distributions to noncontrolling interests	(6.5)	(2.2)
Other	0.1	(1.0)
Net cash used in financing activities	(10.8)	(3.7)

Net increase (decrease) in cash, cash equivalents, and restricted cash	24.9	(425.8)
Cash, cash equivalents, and restricted cash at the beginning of the period	244.5	818.7
Cash, cash equivalents, and restricted cash at the end of the period	$269.4	$392.9

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to in these Notes to the Consolidated Financial Statements as “Hippo” or the “Company,” specializes in the underwriting, administration, and marketing of personal property and commercial insurance policies. The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of commercial and personal insurance products. Hippo Analytics Inc. offers its insurance products through licensed insurance agents and direct-to-consumer channels. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company (“SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company has a wholly owned Cayman domiciled captive insurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”), which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers.
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
In accordance with Accounting Standards Codification 280 “Segment Reporting”, the Company reports three operating segments based on how the Company’s chief operating decision maker assesses the Company’s performance and allocates resources. See Note 17 “Segments”. The Company has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$22.5	$—	$(0.4)	$22.1
States and other territories	10.1	—	(0.6)	9.5
Corporate securities	71.9	0.1	(2.6)	69.4
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	21.2	—	(2.3)	18.9
Commercial mortgage-backed securities	7.7	—	(0.7)	7.0
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	148.5	0.1	(7.1)	141.5
Short-term investments:
U.S. government and agencies	123.4	—	(0.1)	123.3
Commercial paper	47.6	—	—	47.6
Corporate securities	17.6	—	—	17.6
Total short-term investments	188.6	—	(0.1)	188.5
Total	$337.1	$0.1	$(7.2)	$330.0

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	21.6	$—	$(0.5)	$21.1
States and other territories	8.9	—	(0.6)	8.3
Corporate securities	54.8	0.1	(2.4)	52.5
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	20.4	0.1	(1.6)	18.9
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	127.3	0.2	(6.4)	121.1
Short-term investments:
U.S. government and agencies	129.1	—	(0.2)	128.9
Commercial paper	147.1	—	(0.6)	146.5
Corporate securities	49.4	—	—	49.4
Total short-term investments	325.6	—	(0.8)	324.8
Total	$452.9	$0.2	$(7.2)	$445.9

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of September 30, 2023, and December 31, 2022 (in millions):

	September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$10.2	$(0.1)	$11.9	$(0.3)	$22.1	$(0.4)
States and other territories	1.4	—	8.0	(0.6)	9.4	(0.6)
Corporate securities	36.4	(0.5)	37.8	(2.1)	74.2	(2.6)
Foreign securities			0.9	—	0.9	—
Residential mortgage-backed securities	7.6	(0.3)	11.4	(2.0)	19.0	(2.3)
Commercial mortgage-backed securities	1.3	—	5.8	(0.7)	7.1	(0.7)
Asset backed securities	5.6	(0.1)	8.2	(0.4)	13.8	(0.5)
Short-term investments:
U.S. government and agencies	123.4	(0.1)	—	—	123.4	(0.1)
Commercial paper	47.5	—	—	—	47.5	—
Corporate securities	17.6	—	—	—	17.6	—
Total	$251.0	$(1.1)	$84.0	$(6.1)	$335.0	$(7.2)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$17.9	$(0.4)	$1.1	$(0.1)	$19.0	$(0.5)
States and other territories	3.6	(0.1)	4.6	(0.5)	8.2	(0.6)
Corporate securities	30.5	(1.5)	11.1	(0.9)	41.6	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	6.3	(0.3)	7.6	(1.3)	13.9	(1.6)
Commercial mortgage-backed securities	1.9	—	3.9	(0.7)	5.8	(0.7)
Asset backed securities	5.5	(0.2)	3.7	(0.3)	9.2	(0.5)
Short-term investments:
U.S. government and agencies	129.1	(0.2)	—	—	129.1	(0.2)
Commercial paper	147.1	(0.6)	—	—	147.1	(0.6)
Total	$341.9	$(3.3)	$32.8	$(3.9)	$374.7	$(7.2)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

The Company has determined that unrealized losses as of September 30, 2023 and December 31, 2022 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of September 30, 2023, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	September 30, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$25.2	$24.9
After one year through five years	76.5	73.5
After five years	3.6	3.5
Residential mortgage-backed securities	21.2	18.9
Commercial mortgage-backed securities	7.7	7.0
Asset backed securities	14.2	13.7
Total fixed maturities available-for-sale	$148.5	$141.5
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and nine months ended September 30, 2023 and 2022, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on cash and cash equivalents	$2.2	$1.2	$4.7	$1.4
Fixed maturities income	1.5	0.6	4.1	1.1
Short-term investment income	2.1	0.8	8.1	1.7
Total gross investment income	5.8	2.6	16.9	4.2
Investment expenses	(0.1)	(0.1)	(0.4)	(0.2)
Net investment income	$5.7	$2.5	$16.5	$4.0
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.7 million and $12.6 million as of September 30, 2023 and December 31, 2022, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents:
Cash	$69.8	$65.7
Money market funds	148.7	87.1
Commercial paper	—	26.8
U.S. government and agencies	9.9	14.9
Total cash and cash equivalents	$228.4	$194.5

Restricted cash:
Fiduciary assets	32.4	30.6
Letters of credit and cash on deposit	8.6	19.4
Total restricted cash	41.0	50.0
Total cash, cash equivalents, and restricted cash	$269.4	$244.5
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$269.4	$—	$—	$269.4
Fixed maturities available-for-sale:
U.S. government and agencies	22.1	—	—	22.1
States and other territories	—	9.5	—	9.5
Corporate securities	—	69.4	—	69.4
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	18.9	—	18.9
Commercial mortgage-backed securities	—	7.0	—	7.0
Asset backed securities	—	13.7	—	13.7
Total fixed maturities available-for-sale	22.1	119.4	—	141.5
Short-term investments
U.S. government and agencies	123.3	—	—	123.3
Commercial paper	—	47.6	—	47.6
Corporate securities	—	17.6	—	17.6
Total short-term investments	123.3	65.2	—	188.5
Total financial assets	$414.8	$184.6	$—	$599.4

Financial liabilities:
Contingent consideration liability	$—	$—	$13.5	$13.5
Public warrants	0.1	—	—	0.1
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.1	$0.1	$13.5	$13.7

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2023.
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

	2023	2022
Balance as of January 1,	$11.9	$11.6
Payments of contingent consideration	(2.9)	(2.4)
Changes in fair value	4.5	2.6
Balance as of September 30,	$13.5	$11.8

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

5. Intangible Assets and Goodwill

		September 30, 2023			December 31, 2022
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	5.2	$13.5	$(4.7)	$8.8	$13.5	$(3.4)	$10.1
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	1.6	13.7	(10.3)	3.4	13.7	(8.5)	5.2
Other	5.8	1.7	(0.8)	0.9	1.7	(0.6)	1.1
Total intangible assets, net		$39.4	$(15.8)	$23.6	$39.4	$(12.5)	$26.9
Amortization expense related to intangible assets for the three months ended September 30, 2023 and 2022 was $1.1 million and $1.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $3.3 million and $4.2 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the consolidated statements of operations and comprehensive loss.
For the three months ended September 30, 2022, management identified quantitative and qualitative factors that indicated a triggering event to test goodwill for impairment, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. The Company performed a valuation at the reporting unit level using the income-based approach. These forecasts and assumptions were highly subjective. Given the results of the Company’s quantitative assessment, the Company determined that all the reporting units’ goodwill were impaired and the Company recorded impairment charges of $53.5 million, which are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	September 30, 2023	December 31, 2022
	(in millions)
Capitalized internal use software	$73.9	$56.4
Less: accumulated amortization	(27.0)	(17.6)
Total capitalized internal use software	$46.9	$38.8
Amortization expense related to capitalized internal use software for the three months ended September 30, 2023 and 2022 was $3.4 million and $2.4 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $9.4 million and $6.3 million, respectively. The amortization expense is included in insurance related expenses on the consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
7. Other Assets

	September 30, 2023	December 31, 2022
	(in millions)
Prepaid expenses	$11.5	$17.4
Claims receivable	11.2	9.0
Lease right-of-use assets	14.6	27.6
Property and equipment	35.1	5.4
Other	6.6	4.2
Total other assets	$79.0	$63.6

On April 18, 2023, the Company closed on the purchase of an office building, which included certain real property, improvements, and personal property, located at 701 E. 5th Street, Austin, Texas 78701. The Company capitalized $30.5 million to building and land related to the purchase. The building is used as office space for employees of the Company and affiliated companies. Prior to the purchase, the Company was leasing a portion of the building and had recorded a lease right-of use asset and lease liability. After the purchase, the Company reclassified the right-of-use asset and adjusted the carrying value by the difference between the purchase price and the lease liability immediately before the purchase. The Company will depreciate the building over its estimated useful life of 39 years, except that land is not depreciated.
8. Accrued Expenses and Other Liabilities

	September 30, 2023	December 31, 2022
	(in millions)
Claim payments outstanding	$30.6	$27.7
Lease liability	15.9	28.9
Advances from customers	13.4	10.2
Deferred revenue	2.2	11.0
Employee related accruals	8.5	6.2
Premium refund liability	11.4	8.2
Fiduciary liability	4.7	6.6
Contingent consideration liability	13.5	11.9
Other	24.7	17.5
Total accrued expenses and other liabilities	$124.9	$128.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the nine months ended September 30, (in millions):

	2023	2022
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$293.8	$260.8
Less: Reinsurance recoverables on unpaid losses and LAE	(228.8)	(217.0)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	65.0	43.8
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	153.0	84.9
Prior years	(2.1)	(9.3)
Total incurred	150.9	75.6
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	89.8	45.9
Prior years	15.7	15.7
Total paid	105.5	61.6

Reserve for losses and LAE, net of reinsurance recoverables at end of period	110.4	57.8
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	249.5	263.7
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$359.9	$321.5
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $2.1 million and $9.3 million for the nine months ended September 30, 2023 and 2022, respectively. The favorable development of $2.1 million was driven primarily by the 2022 accident year, resulting in a net release of $1.0 million from catastrophe reserves, and $1.1 million from attritional reserves, which were recorded in the first six months of 2023. These changes are a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period’s favorable development of $9.3 million was driven primarily by the 2021 accident year, resulting in a net release of $5.0 million from attritional reserves and $4.3 million from catastrophe reserves. These changes are a result of ongoing analysis of claims emergence patterns and loss trends.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
participation features may increase the amount of losses retained by the Company’s insurance company subsidiaries in excess of its pro rata participation.
For business produced through the Company’s builder channel, the Company purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company is retaining approximately 58% of the premium produced through the Company’s insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.
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
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three and nine

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
months ended September 30, 2023, and 2022 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive loss for reinsurance as of and for the three and nine months ended September 30, 2023, and 2022 (in millions).

	For the Three Months Ended September 30,
	2023			2022
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$225.9	$207.7	$120.7	$173.0	$139.7	$155.3
Assumed	3.6	3.0	3.8	0.3	0.1	(1.6)
Gross	229.5	210.7	124.5	173.3	139.8	153.7
Ceded	(178.0)	(177.8)	(88.0)	(167.3)	(129.1)	(129.8)
Net	$51.5	$32.9	$36.5	$6.0	$10.7	$23.9

	For the Nine Months Ended September 30,
	2023			2022
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$651.8	$557.3	$441.4	$451.8	$388.5	$345.2
Assumed	11.8	5.7	9.5	0.4	0.2	0.7
Gross	663.6	563.0	450.9	452.2	388.7	345.9
Ceded	(559.8)	(494.0)	(300.0)	(430.9)	(357.8)	(270.3)
Net	$103.8	$69.0	$150.9	$21.3	$30.9	$75.6
As of September 30, 2023 and December 31, 2022, a provision for sliding scale commissions of $15.6 million and $3.5 million, respectively, is included in provision for commission on the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, a receivable for sliding scale commissions of $5.4 million and $4.5 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, a provision for loss participation features of $106.0 million and $51.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
Texas	$42.5	18.5%	$38.2	22.0%	$126.3	19.0%	$115.2	25.5%
California	40.6	17.7%	32.8	18.9%	116.6	17.7%	86.1	19.0%
Florida	29.9	13.0%	15.1	8.7%	89.4	13.5%	37.8	8.4%
Georgia	8.5	3.7%	7.3	4.2%	30.7	4.6%	20.9	4.6%
Colorado	5.6	2.4%	5.5	3.2%	18.1	2.7%	12.7	2.8%
Arizona	5.0	2.2%	3.9	2.4%	14.1	2.1%	10.3	2.3%
Illinois	7.5	3.3%	6.6	3.8%	19.9	3.0%	16.0	3.5%
New Jersey	4.5	2.0%	4.7	2.7%	12.8	1.9%	9.2	2.0%
Ohio	3.3	1.4%	3.9	2.4%	11.2	1.7%	10.3	2.3%
Missouri	5.1	2.2%	4.7	2.7%	12.6	1.9%	11.3	2.5%
Other	77.0	33.6%	50.6	29.2%	211.9	31.9%	122.4	27.1%
Total	$229.5	100%	$173.3	100%	$663.6	100%	$452.2	100%
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
All claims asserted are based on alleged conduct that occurred prior to Hippo becoming a publicly traded company. Hippo engaged counsel to defend both Hippo and Mr. Wand, and Hippo and Mr. Wand have denied all claims. As a result of the new allegations in the Third Amended Complaint, Hippo moved to have the court designate the case as complex. The court granted this motion, took the previously scheduled trial date off the calendar, and trial is now expected to take place in late 2024.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2022	1,986,978	$36.54	7.8	$1.3
Granted	—	—
Exercised	(103,002)	11.89
Cancelled/Expired	(257,719)	25.30
Outstanding as of September 30, 2023	1,626,257	16.12	7.1	$0.1
Vested and exercisable as of September 30, 2023	1,273,336	$16.09	6.9	$0.1
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2023 and 2022 was $0.5 million and $3.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the three months ended September 30, 2023 and 2022.
Total unrecognized compensation cost of $6.8 million as of September 30, 2023 is expected to be recognized over a weighted-average period of 1.1 years.

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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
Early Exercises of Stock Options
In 2020 and 2021, certain employees early exercised stock options with cash. On September 30, 2023 and December 31, 2022, the Company had $0.9 million and $1.4 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 0.0 million and 0.1 million, respectively.
Stock Option Repricing
On March 1, 2023, the Board approved a one-time repricing of certain stock option awards. The repricing will impact out-of-the-money stock options held by all employees who remain employed through March 6, 2023 (the “Repricing Date”), including the Company’s executive officers. Each stock option was repriced to have a per share exercise price equal to the closing price of the Company’s common stock on the Repricing Date, except that the per share exercise price of each stock option held by any of the Company’s executive officers that was repriced is subject to a premium. The premium will be in effect from the Repricing Date through the first anniversary of the Repricing Date (the “Premium End Date”). In the event the applicable executive officer (i) exercises his/her stock options prior to the Premium End Date or (ii) does not provide services to the Company as an employee or a consultant through the Premium End Date, the per share exercise price applicable to his/her stock options will be two times the closing price of the Company’s common stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. As a result of the repricing, the Company recorded an incremental share-based compensation charge of $3.6 million, of which $1.4 million was recognized on the Repricing Date, and $2.2 million will be recognized over the remaining term of the repriced options.

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
In June 2022, the Company began granting PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, and the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company. During the nine months ended September 30, 2023 and 2022, 1.4 million and 2.3 million PRSUs were granted.
The following table summarizes the RSU and PRSU activity for the nine months ended September 30, 2023:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	2,881,984	$41.15
Granted	1,372,585	17.97
Released	(861,292)	40.81
Canceled and forfeited	(414,068)	39.29
Unvested and outstanding as of September 30, 2023	2,979,209	$30.79
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $65.8 million as of September 30, 2023, and it is expected to be recognized over a weighted-average period of 1.8 years.
2021 Employee Stock Purchase Plan
The Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the nine months ended September 30, 2023, 80,990 shares have been issued under the 2021 ESPP for $1.0 million. During the nine months ended September 30, 2022, 46,000 shares have been issued under the 2021 ESPP for $1.6 million. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2022 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Losses and loss adjustment expenses	$0.4	$0.7	$1.0	$1.9
Insurance related expenses	1.1	1.4	3.7	3.9
Technology and development	2.8	5.1	10.1	15.9
Sales and marketing	3.3	4.0	11.2	9.3
General and administrative	6.4	5.8	20.8	15.3
Total stock-based compensation expense	$14.0	$17.0	$46.8	$46.3

Stock Repurchases
In March 2023, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. During the nine months ended September 30, 2023, the Company repurchased 0.1 million shares of its common stock for $1.8 million under this program. As of September 30, 2023, $48.2 million of common stock remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Restructuring
On August 31, 2022, the Company instituted an organizational realignment, including a workforce reduction impacting approximately 10% of the Company’s headcount. This strategic reduction of existing workforce was intended to drive efficiency and increase focus on strategic priorities. As a result, approximately 70 employees in various departments and locations were terminated. Each employee terminated as part of the reduction was offered severance, benefits and related costs. The Company recognized charges of $1.8 million for severance, benefits and related costs as a result of these actions for the three and nine months ended September 30, 2022, respectively. The charges are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive income (loss). The Company did not incur any additional charges associated with the restructuring, and the cash payments associated with this restructuring were substantially complete as of September 30, 2022. There were no restructuring charges for the nine months ended September 30, 2023. Refer to Note 18 of the accompanying consolidated financial statements for additional information on restructuring.
15. Income Taxes
The consolidated effective tax rate was (0.1)% and (0.3)% for the nine months ended September 30, 2023 and 2022, respectively. The difference between the rate for the three months ended September 30, 2023 and 2022 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of September 30, 2023 and 2022, the Company has $4.1 million and $2.2 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the nine months ended September 30, 2023 and 2022.
16. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(53.1)	$(129.2)	$(230.8)	$(270.3)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	23,729,570	22,839,916	23,440,555	22,651,026
Net loss per share attributable to Hippo — basic and diluted	$(2.24)	$(5.66)	$(9.85)	$(11.93)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2023	2022
Outstanding options	1,626,257	2,215,726
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	32,577	106,308
RSU and PRSUs	2,979,526	2,642,416
Total	4,998,360	5,324,450

17. Segments
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
The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions). Financial information for the period ended September 30, 2022 has been revised to conform with the current year presentation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$12.2	$20.7	$—	$32.9
Commission income, net	11.5	5.4	(0.5)	(2.2)	14.2
Service and fee income	0.1	—	4.8	—	4.9
Net investment income	—	1.8	3.9	—	5.7
Total Revenue	11.6	19.4	28.9	(2.2)	57.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	5.2	31.0	—	36.2
Insurance related expense	—	7.1	9.4	(0.7)	15.8
Sales and marketing	10.6	—	4.3	(0.9)	14.0
Technology and development	4.5	0.2	4.3	—	9.0
General and administrative	3.3	1.5	7.7	—	12.5
Other expenses	0.1	—	—	—	0.1
Total adjusted operating expenses	18.5	14.0	56.7	(1.6)	87.6
Less: Net investment income	—	(1.8)	(3.9)	—	(5.7)
Less: Noncontrolling interest	(2.8)	—	—	—	(2.8)
Adjusted operating income (loss)	(9.7)	3.6	(31.7)	(0.6)	(38.4)
Net investment income					5.7
Depreciation and amortization					(4.9)
Stock-based compensation					(14.0)
Fair value adjustments					0.2
Contingent consideration charge					(0.8)
Other one-off transactions					(1.2)
Income tax benefit					0.3
Net loss attributable to Hippo					$(53.1)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$6.2	$4.5	$—	$10.7
Commission income, net	9.4	3.1	6.9	(5.1)	14.3
Service and fee income	0.1	—	3.1	—	3.2
Net investment income	—	0.7	1.8	—	2.5
Total Revenue	9.5	10.0	16.3	(5.1)	30.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	6.0	17.4	—	23.4
Insurance related expense	—	0.2	16.7	(5.1)	11.8
Sales and marketing	19.8	—	4.1	—	23.9
Technology and development	1.8	—	7.6	—	9.4
General and administrative	2.2	1.1	9.5	—	12.8
Other expenses	—	—	—	—	—
Total adjusted operating expenses	23.8	7.3	55.3	(5.1)	81.3
Less: Net investment income	—	(0.7)	(1.8)	—	(2.5)
Less: Noncontrolling interest	(1.7)	—	—	—	(1.7)
Adjusted operating loss	(16.0)	2.0	(40.8)	—	(54.8)
Net investment income					2.5
Depreciation and amortization					(3.8)
Stock-based compensation					(17.0)
Fair value adjustments					0.2
Contingent consideration charge					(0.2)
Other one-off transactions					(0.5)
Income tax expense					(0.3)
Restructuring charges					(1.8)
Goodwill impairment charge					(53.5)
Net loss attributable to Hippo					$(129.2)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$29.7	$39.3	$—	$69.0
Commission income, net	32.4	14.1	8.5	(7.2)	47.8
Service and fee income	0.4	—	11.5	—	11.9
Net investment income	—	4.8	11.7	—	16.5
Total Revenue	32.8	48.6	71.0	(7.2)	145.2
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	11.7	138.2	—	149.9
Insurance related expense	—	16.0	27.9	(2.3)	41.6
Sales and marketing	33.9	—	14.4	(3.3)	45.0
Technology and development	12.3	0.5	13.6	—	26.4
General and administrative	9.3	4.1	23.1	—	36.5
Other expenses	0.5	—	—	—	0.5
Total adjusted operating expenses	56.0	32.3	217.2	(5.6)	299.9
Less: Net investment income	—	(4.8)	(11.7)	—	(16.5)
Less: Noncontrolling interest	(7.1)	—	—	—	(7.1)
Adjusted operating income (loss)	(30.3)	11.5	(157.9)	(1.6)	(178.3)
Net investment income					16.5
Depreciation and amortization					(14.4)
Stock-based compensation					(46.8)
Fair value adjustments					0.2
Contingent consideration charge					(4.5)
Other one-off transactions					(3.3)
Income tax expense					(0.2)
Net loss attributable to Hippo					$(230.8)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$15.6	$15.3	$—	$30.9
Commission income, net	25.0	8.1	18.1	(12.5)	38.7
Service and fee income	0.8	—	9.5	—	10.3
Net investment income	—	1.3	2.7	—	4.0
Total Revenue	25.8	25.0	45.6	(12.5)	83.9
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	9.9	63.9	—	73.8
Insurance related expense	—	6.5	41.9	(12.5)	35.9
Sales and marketing	44.5	0.2	13.8	—	58.5
Technology and development	5.3	—	23.1	—	28.4
General and administrative	6.8	3.3	27.5	—	37.6
Other expenses	0.5	—	—	—	0.5
Total adjusted operating expenses	57.1	19.9	170.2	(12.5)	234.7
Less: Net investment income	—	(1.3)	(2.7)	—	(4.0)
Less: Noncontrolling interest	(4.3)	—	—	—	(4.3)
Adjusted operating income (loss)	(35.6)	3.8	(127.3)	—	(159.1)
Net investment income					4.0
Depreciation and amortization					(11.2)
Stock-based compensation					(46.3)
Fair value adjustments					2.8
Contingent consideration charge					(2.6)
Other one-off transactions					(1.8)
Income tax expense					(0.8)
Restructuring charges					(1.8)
Goodwill impairment charge					(53.5)
Net loss attributable to Hippo					$(270.3)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).
18. Subsequent Events
On October 26, 2023, the Company initiated an organizational realignment, including an involuntary workforce reduction affecting up to approximately 120 employees, which represents approximately 20% of the Company’s worldwide workforce. This strategic reduction of existing workforce is intended to drive efficiency and increase focus on strategic priorities. The Company notified the majority of the affected employees on October 26, 2023, with most job eliminations effective on November 1, 2023. In the fourth quarter of 2023, the Company

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
(Unaudited)
expects to record charges of approximately $2.2 million to $2.7 million for severance, benefits, and related costs as a result of these actions, materially all of which are expected to result in cash expenditures in the same period.

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
Overview
Hippo is a different kind of home protection company, built from the ground up to provide a higher standard of care and protection for homeowners. Our goal is to make homes safer and better protected so that customers spend less time worrying about the burdens of homeownership and more time enjoying their homes and their lives within. Harnessing real-time data, smart home technology, and a suite of home services, we have created an integrated home protection platform.
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
As a digital-first, customer-centric company, we offer an improved customer value proposition and are well-positioned to succeed in this growing market. By making our policies fast and easy to buy, designing coverages around the needs of modern homeowners, and making tools available to homeowners to help them proactively maintain their homes and potentially prevent claims, we have created an active partnership with our customers to better protect their homes, which saves our customers money and is expected to deliver a better economic outcome for Hippo.
Beyond a core insurance experience that is simple, intuitive, and human, we focus our resources on Hippo’s true promise: better outcomes for homeowners. With the support of Hippo Home Care, customers may be better prepared to detect and address home maintenance issues before they become major losses. And we help our customers maintain their homes with maintenance advice and access to experts and services designed to reduce the probability of future losses. In short, we have created an integrated home protection platform, which offers a suite of proactive features designed to prevent loss and provide greater peace of mind.
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
In the third quarter of 2023 we began taking several actions to lower the volatility of our Hippo Homeowners Insurance Program portfolio in light of the significant catastrophe losses we experienced in the second quarter, including raising rates on a portion of our renewal business, increasing deductibles for wind and hail perils, selectively non-renewing policies in certain regions, and instituting a nationwide pause on underwriting new premiums for our HO3 business as we examine our risk appetite. We also launched an expense reduction initiative across the Company, including a reduction in staff we announced in October 2023.
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
For business produced through our builder channel, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we are retaining approximately 58% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.
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

Non-Proportional Reinsurance — Hippo
We also purchase non-proportional XOL reinsurance which includes traditional reinsurance protection, catastrophe bonds, and industry loss warranty products. Through our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
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
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. For Hippo home insurance policies, we seek to minimize the volatility of our portfolio and are currently in process of analyzing overall underwriting results for the segment, taking actions as needed. Our short-term focus is on attracting new customers to our licensed insurance agency to purchase non-Hippo policies and to our home care offerings, although over time we expect to strategically return to Hippo underwritten policies as our underwriting actions take hold. We intend to continue to drive new customer growth by highlighting our consumer-focused approach to home protection and insurance across multiple distribution channels, regardless of whether the customer is a Hippo policyholder. In particular, we seek to grow by:

•Promoting our agency for sales of non-Hippo policies, growing our network of partners within existing partner channels, and geographically optimizing our Hippo policyholder base;
•Developing new strategic partnerships with key players involved in the real estate transaction ecosystem; and
•Deepening our relationships with our customers by connecting them to partners offering value-added services that are not specifically insurance products, such as home maintenance, home monitoring, and energy consumption optimization.
Our ability to attract new customers depends on the pricing of our products, the offerings of our competitors, our geographic reach, and the extent and effectiveness of our marketing efforts. Our ability to attract customers also depends on maintaining and strengthening our brand by providing superior customer experiences across all of our offerings through our proactive, tech-enabled strategy.
We face competition from traditional insurers who have more diverse product offerings and longer established operating histories, as well as from new, technology-driven entrants who may pursue more horizontal growth strategies. These competitors may mimic certain aspects of our digital platform and offerings and have more types of insurance products, allowing them to offer customers the ability to “bundle” multiple coverage types together, which may be attractive to many customers.
Although the COVID-19 pandemic and the various responses to it created significant worldwide volatility, uncertainty and economic disruption over the past few years, recently there has been a return to more normal societal interactions, including in the way we operate our business. We cannot predict the future impacts of the COVID-19 pandemic or any new public health events. See Part II, Item 1A. “Risk Factors” for more information.

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

As we expect to broadly retain our customers who are not located in high severe weather exposed regions, over the long-term, we expect our book of business to evolve to be weighted more towards renewals versus new business, as is the case with our more mature competitors. We expect that this would enable us to benefit from the higher premium retention rates and inherently lower frequency of losses that characterize renewed premiums.
Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, offerings of our competitors, and our ability to continue delivering exceptional customer service and support.

Our Ability to Manage Regulatory Impact, Including on Our Efforts to Manage Our Exposure to Volatility
We are subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms and deductibles or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. These laws may limit or restrict our ability to reduce our exposures, including to weather related losses.

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

Seasonality of Claims Losses

Seasonal patterns can impact our incurrence of claims losses, as seasonal weather patterns impact the level and amount of claims we receive. These patterns include hurricanes, wildfires, and coastal storms in the fall, cold weather patterns and changing home heating needs in the winter, and tornados and hailstorms in the spring and summer. The mix of geographic exposure and products within our customer base impacts our exposure to these weather patterns, and as we diversify our base of premium such that our exposure more closely resembles the industry exposure, we should see the impact of these events on our business more closely resemble the impact on the broader industry.
Components of Results of Operations
Revenue
Gross Written Premium
Gross written premium is the amount received or to be received for insurance policies written or assumed by us and our affiliates as a carrier, without reduction for policy acquisition costs, reinsurance costs, or other deductions. In addition, gross written premium includes amounts received from our participation in our own reinsurance treaties. The volume of our gross written premium in any given period is generally influenced by:
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
We expense development costs as incurred, except for costs related to internal-use software development projects, which are capitalized and subsequently depreciated over the expected useful life of the developed software. We expect our technology and development costs to decrease in the near-term as we seek to reduce internal expenses and focus on achieving profitability. Over the long term, our technology and development costs may increase as we invest in research and development activities to achieve our technology development roadmap.
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

We plan to continue to invest in sales and marketing to attract and acquire new customers and to increase our brand awareness. However, we expect that our sales and marketing expenses will decrease in the near term as we seek to reduce internal expenses. Over the long term, sales and marketing costs may increase in absolute dollars and vary from period to period as a percentage of revenue, and over time may decrease as a percentage of revenue as we continue to drive customer acquisition efficiencies and as the proportion of renewals to our total business increases.
General and Administrative
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for our finance, human resources, legal, and general management functions, as well as facilities, insurance, and professional services. We expect our general and administrative expenses to remain relatively flat in the near term. However, these expenses may increase over the long term as we scale headcount with the growth of our business.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions)
Total Generated Premium	$303.7	$219.9	$866.3	$577.6
Total Revenue	57.7	30.7	145.2	83.9
Net Loss attributable to Hippo	(53.1)	(129.2)	(230.8)	(270.3)
Adjusted EBITDA	(38.4)	(54.8)	(178.3)	(159.1)
Gross Loss Ratio	59%	110%	81%	89%
Net Loss Ratio	111%	223%	219%	245%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	($ in millions)
Gross Written Premium	$229.5	$173.3	$56.2	$663.6	$452.2	$211.4
Gross Placed Premium	74.2	46.6	$27.6	$202.7	$125.4	$77.3
Total Generated Premium	$303.7	$219.9	$83.8	$866.3	$577.6	$288.7
Our Total Generated Premium for the three months ended September 30, 2023 grew 38% year-over-year to $303.7 million from $219.9 million for the three months ended September 30, 2022. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business as well as the continued growth across channels in existing states, expansion of our independent agent network, maintaining solid premium retention levels, and achieving planned premium rate increases.
Our Total Generated Premium for the nine months ended September 30, 2023 grew 50% year-over-year to $866.3 million from $577.6 million for the nine months ended September 30, 2022. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business as well as the continued growth across channels in existing states, expansion of our independent agent network, maintaining solid premium retention levels, and achieving planned premium rate increases.
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
For the three months ended September 30, 2023, adjusted EBITDA loss was $38.4 million, a decrease of $16.4 million compared to $54.8 million for the three months ended September 30, 2022. The decrease was primarily due to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 reinsurance treaty compared to 2022, a lower net loss ratio, and a decrease in advertising costs. These improvements in EBITDA were partially offset by an increase in losses due to the overall growth of our total book of business. For the three months ended September 30, 2023, our net loss ratio was 111% compared to 223% for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, adjusted EBITDA loss was $178.3 million, an increase of $19.2 million compared to $159.1 million for the nine months ended September 30, 2022, due primarily to an increase in losses due primarily to PCS catastrophic weather and other weather loss experience. These amounts were partially offset by a decrease in advertising costs and an increase in revenues.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to Hippo	$(53.1)	$(129.2)	$(230.8)	$(270.3)
Adjustments:
Net investment income	(5.7)	(2.5)	(16.5)	(4.0)
Depreciation and amortization	4.9	3.8	14.4	11.2
Stock-based compensation	14.0	17.0	46.8	46.3
Fair value adjustments	(0.2)	(0.2)	(0.2)	(2.8)
Contingent consideration charge	0.8	0.2	4.5	2.6
Other one-off transactions	1.2	0.5	3.3	1.8
Income tax expense	(0.3)	0.3	0.2	0.8
Restructuring charges	—	1.8	—	1.8
Goodwill impairment charge	—	53.5	—	53.5
Adjusted EBITDA	$(38.4)	$(54.8)	$(178.3)	$(159.1)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross Losses and LAE	$124.5	$153.7	$450.9	$345.9
Gross Earned Premium	210.7	139.8	563.0	388.7
Gross Loss Ratio	59%	110%	81%	89%
The following table provides a reconciliation of Gross Loss Ratio by PCS and non-PCS events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
PCS losses	6%	45%	28%	29%
Non-PCS losses	53%	65%	53%	60%
Gross loss ratio	59%	110%	81%	89%
For the three months ended September 30, 2023, our Gross Loss Ratio was 59% compared with 110% for the three months ended September 30, 2022. The three months ended September 30, 2023 includes 11 percentage points of favorable PCS developments in the current quarter relating to events incurred in the first six months of the year due to reduced uncertainty in loss and loss adjustment expense. There was no PCS or Non-PCS prior year developments in the current quarter. The three months ended September 30, 2022 includes 52 percentage points related to Hurricane Ian, which was partially offset by prior year favorable developments of 8 percentage points for Non-PCS events and 10 percentage points for PCS events. The prior year quarter also includes 6 percentage points of favorable PCS developments in the prior years’ quarter relating to events incurred in the first six months of the prior year.
For the nine months ended September 30, 2023, our Gross Loss Ratio was 81% net of a prior year favorable development of 2 percentage points relating to Non-PCS events and 1 percentage point relating to PCS events, compared with 89% net of a prior year favorable development of 10 percentage points for Non-PCS events and 9 percentage points relating to PCS events for the nine months ended September 30, 2022.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Losses and LAE	$36.5	$23.9	$150.9	$75.6
Net Earned Premium	32.9	10.7	69.0	30.9
Net Loss Ratio	111%	223%	219%	245%
For the three months ended September 30, 2023, our net loss ratio was 111% compared with 223% for the three months ended September 30, 2022. The three months ended September 30, 2023 includes 36 percentage points of favorable PCS developments in the current quarter relating to events incurred in the first six months of the year due to reduced uncertainty in loss and loss adjustment expense. There was no PCS or Non-PCS prior year developments in the current quarter. The three months ended September 30, 2022 includes 44 percentage points related to Hurricane Ian, which was partially offset by prior year favorable developments of 16 percentage points for Non-PCS events and 15 percentage points for PCS events. The prior year quarter also includes 24 percentage points of favorable PCS developments in the prior years’ quarter relating to events incurred in the first six months of the prior year. The decrease from the prior year quarter was also due to the positive impact of our underwriting and pricing actions on our Non-PCS losses, the increase in our net earned premium as a result of higher premium retention on our 2023 reinsurance treaty, and the growth of our total book of business.
For the nine months ended September 30, 2023, our net loss ratio was 219% compared with 245% for the nine months ended September 30, 2022. The decrease was due primarily to the positive impact of our underwriting and pricing actions on our Non-PCS losses, the increase in net earned premium as a result of higher premium retention on our 2023 reinsurance treaty, and the growth of our total book of business. This was partially offset by an increase in PCS catastrophic weather losses and other weather loss experience and loss participation features in our reinsurance treaties.

Segment Information

	Three Months Ended September 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$121.6	$141.8	$95.0	$(54.7)	$303.7
Total Revenue	11.6	19.4	28.9	(2.2)	57.7
Adjusted operating income (loss)	(9.7)	3.6	(31.7)	(0.6)	(38.4)

	Three Months Ended September 30, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$92.4	$82.6	$94.1	$(49.2)	$219.9
Total Revenue	9.5	10.0	16.3	(5.1)	30.7
Adjusted operating income (loss)	(16.0)	2.0	(40.8)	—	(54.8)

	Nine Months Ended September 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$337.6	$397.5	$289.4	$(158.2)	$866.3
Total Revenue	32.8	48.6	71.0	(7.2)	145.2
Adjusted operating income (loss)	(30.3)	11.5	(157.9)	(1.6)	(178.3)

	Nine Months Ended September 30, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$255.9	$194.9	$266.2	$(139.4)	$577.6
Total Revenue	25.8	25.0	45.6	(12.5)	83.9
Adjusted operating income (loss)	(35.6)	3.8	(127.3)	—	(159.1)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
Segment adjusted operating income (loss) is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 17 of the accompanying consolidated financial statements for additional information on segments and a reconciliation of Segment adjusted operating income (loss) to net loss attributable to Hippo.

Services
For the three months ended September 30, 2023, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $121.6 million, an increase of 32% from $92.4 million over the prior year quarter, while revenue was $11.6 million, an increase of 22% from $9.5 million over the prior year quarter. The growth was driven primarily by the growth in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. The growth was also due to the growth in the total book of business in our aggregator channel. Our adjusted operating loss was $9.7 million, a decrease of 39% compared to a loss of $16.0 million in the prior year quarter, due primarily to a decrease in advertising costs and the increase in revenue noted above. These amounts were partially offset by increases in other operating expenses.
For the nine months ended September 30, 2023, our Services segment had Total Generated Premium of $337.6 million, an increase of 32% from $255.9 million over the prior year period, while revenue was $32.8 million, an increase of 27% from $25.8 million over the prior year period. The growth was driven primarily by the growth in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. The growth was also due to the growth in the total book of business in our aggregator channel. Our adjusted operating loss was $30.3 million, a decrease of 15% compared to a loss of $35.6 million in the prior year period due primarily to the increase in revenue as noted above.

Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended September 30, 2023, Total Generated Premium was $141.8 million, an increase of 72% from $82.6 million over the prior year quarter, while revenue was $19.4 million, an increase of 94% from $10.0 million over the prior year quarter. The growth was driven primarily by the performance of existing programs. Adjusted operating income was $3.6 million, an increase of 80% compared to income of $2.0 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses due to the growth of the book of business.
For the nine months ended September 30, 2023, our Insurance-as-a-Service segment’s Total Generated Premium was $397.5 million, an increase of 104% from $194.9 million over the prior year period, while revenue was $48.6 million, an increase of 94% from $25.0 million over the prior year period. The growth was driven primarily by the performance of both new and existing programs. Adjusted operating income was $11.5 million, an increase of 203% compared to $3.8 million in the prior year period, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses due to the growth of the book of business.

Hippo Home Insurance Program
For the three months ended September 30, 2023, our Hippo Homeowners Insurance Program had Total Generated Premium of $95.0 million, an increase of 1% from $94.1 million over the prior year quarter, while revenue was $28.9 million, an increase of 77% from $16.3 million over the prior year quarter. The increase in revenue was due primarily to higher earned premiums, partially offset by a decrease in commission income, net, reflecting changes in our 2023 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. The increase in revenue from net earned premiums was partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended September 30, 2023 and 2022, $7.4 million and $9.7 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $31.7 million in the quarter, a decrease of 22% compared to a loss of $40.8 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above.
Based in part on the second quarter impact of PCS cat losses of $109.9 million on a gross basis and $50.9 million on a net basis, we began taking decisive actions to reduce our future exposure to wind and hail, with the explicit goal of reducing the volatility of our financial results. Our aim is to materially reduce our exposure to the hail and storm risks which have caused a disproportionate portion of our losses to date. We have temporarily put on hold the underwriting of new premiums nationwide for our HO3 product as we re-examine our risk appetite in light of observed changes in weather and climate activity. For renewals, we are implementing actions that include increasing deductibles for wind and hail perils, selectively non-renewing policies in high-risk regions, and increasing the rates we charge for cat-exposed properties across our portfolio. We expect these actions will result in Total Generated Premium declines in 2024.
In addition, we have taken steps during the quarter to reduce our Hippo Home Insurance Program’s dependence on the reinsurance market and the costs associated with not retaining the risk we underwrite on our own balance sheet, including the catastrophe bonds noted in our reinsurance disclosures above.
For the nine months ended September 30, 2023, our Hippo Homeowners Insurance Program had Total Generated Premium of $289.4 million, an increase of 9% from $266.2 million over the prior year period, while revenue was $71.0 million, an increase of 56% from $45.6 million over the prior year period. The increase in revenue was due primarily to higher earned premiums, partially offset by a decrease in commission income, net, reflecting changes in our 2023 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. There was also an increase in investment income due to an increase in yields. The increase in revenue from net earned premiums was partially offset by an increased cost of XOL premiums for our catastrophic coverage, which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the nine months ended September 30, 2023 and 2022, $23.3 million and $21.3 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $157.9 million, an increase of 24% compared to a loss of $127.3 million in the prior year period. The increase in adjusted operating loss was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features primarily due to five major wind and hail events in Colorado and Texas during the second quarter of 2023, partially offset by an increase in earned premium as noted above.

Hippo Home Insurance Program Gross Loss Ratio
Hippo Home Insurance Program Gross Loss Ratio (“HPGLR”) is a key performance indicator that represents our underwriting operational performance for the entire Total Generated Premium underwritten by Hippo as part of the Hippo Home Insurance Program. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjustment expense on our consolidated statements of operations and comprehensive loss. This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	Hippo Home Insurance Program
Non-PCS	69%	73%	63%	69%
PCS	6%	7%	55%	22%
HPGLR	75%	80%	118%	91%

For the three and nine months ended September 30, 2023 HPGLR was 75% and 118%, respectively, compared to 80% and 91% in the prior year. Excluding the impact of prior year reserve releases, HPGLR was 75% and 121%, respectively, compared to 101% and 116% in the prior year.
Excluding the impact of prior year reserve releases, the PCS component of HPGLR for the three and nine months ended September 30, 2023 was 6% and 56%, respectively, compared to 19% and 34% in the prior year. The decrease for the three-month period was primarily due to losses related to Hurricane Ian in the prior year period. The increase for the nine-months period reflected catastrophes in the first half of the year primarily due to hail and wind, unusually heavy rains, and snow in parts of California, our second largest market.
Excluding the impact of prior year reserve releases, the Non-PCS component of HPGLR for the three and nine months ended September 30, 2023 was 69% and 65%, respectively, compared to 82% and 82% in the prior year. This represents a decrease of 13 percentage points and 17 percentage points, respectively. The decrease reflected the benefits of the pricing and underwriting actions we took in calendar years 2022 and 2023. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenue:
Net earned premium	$32.9	$10.7	$22.2	207%	69.0	30.9	$38.1	123%
Commission income, net	14.2	14.3	(0.1)	(1)%	47.8	38.7	9.1	24%
Service and fee income	4.9	3.2	1.7	53%	11.9	10.3	1.6	16%
Net investment income	5.7	2.5	3.2	128%	16.5	4.0	12.5	313%
Total revenue	57.7	30.7	27.0	88%	145.2	83.9	61.3	73%
Expenses:
Losses and loss adjustment expenses	36.5	23.9	12.6	53%	150.9	75.6	75.3	100%
Insurance related expenses	20.3	15.6	4.7	30%	54.8	46.2	8.6	19%
Technology and development	11.9	14.8	(2.9)	(20)%	36.6	46.0	(9.4)	(20)%
Sales and marketing	18.9	29.4	(10.5)	(36)%	63.9	73.7	(9.8)	(13)%
General and administrative	20.7	19.0	1.7	9%	62.0	53.7	8.3	15%
Impairment and restructuring charges	—	55.3	(55.3)	N/A	—	55.3	(55.3)	N/A
Interest and other (income) expense	—	(0.1)	0.1	(100)%	0.5	(1.4)	1.9	(136)%
Total expenses	108.3	157.9	(49.6)	(31)%	368.7	349.1	19.6	6%
Loss before income taxes	(50.6)	(127.2)	76.6	(60)%	(223.5)	(265.2)	41.7	(16)%
Income tax expense	(0.3)	0.3	(0.6)	(200)%	0.2	0.8	(0.6)	(75)%
Net loss	(50.3)	(127.5)	77.2	(61)%	(223.7)	(266.0)	42.3	(16)%

Net income attributable to noncontrolling interests, net of tax	2.8	1.7	1.1	65%	7.1	4.3	2.8	65%
Net loss attributable to Hippo	$(53.1)	$(129.2)	$76.1	(59)%	(230.8)	(270.3)	$39.5	(15)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	(0.7)	(2.9)	2.2	(76)%	(0.1)	(7.1)	7.0	(99)%
Comprehensive loss attributable to Hippo	$(53.8)	$(132.1)	$78.3	(59)%	(230.9)	(277.4)	$46.5	(17)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Net Earned Premium
For the three months ended September 30, 2023, net earned premium was $32.9 million, an increase of $22.2 million compared to $10.7 million for the three months ended September 30, 2022. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 reinsurance treaty, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended September 30, 2023 and 2022, $14.3 million and $1.8 million, respectively, was offset against earned premium for XOL.
For the nine months ended September 30, 2023, net earned premium was $69.0 million, an increase of $38.1 million compared to $30.9 million for the nine months ended September 30, 2022. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 reinsurance treaty, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended September 30, 2023 and 2022, $39.9 million and $16.3 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and nine months ended September 30, 2023 and 2022 (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Gross written premium	$229.5	$173.3	$56.2	$663.6	$452.2	$211.4
Ceded written premium	(178.0)	(167.3)	(10.7)	(559.8)	(430.9)	(128.9)
Net written premium	51.5	6.0	45.5	103.8	21.3	82.5
Change in unearned premium	(18.6)	4.7	(23.3)	(34.8)	9.6	(44.4)
Net earned premium	$32.9	$10.7	$22.2	$69.0	$30.9	$38.1
Commission Income, Net
For the three months ended September 30, 2023, commission income was $14.2 million, a decrease of $0.1 million, or 1%, compared to $14.3 million for the three months ended September 30, 2022. The decrease was due primarily to a decrease in ceding commissions, including fronting fees, of $2.2 million, which was partially offset by an increase in agency commissions of $1.6 million.
For the nine months ended September 30, 2023, commission income was $47.8 million, an increase of $9.1 million, or 24%, compared to $38.7 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in agency commissions of $5.0 million, as well as an increase in ceding commissions, including fronting fees, of $3.3 million, both of which grew due to the year-over-year growth of our total book of business.
Service and Fee Income
For the three months ended September 30, 2023, service and fee income was $4.9 million, an increase of $1.7 million, or 53%, compared to $3.2 million for the three months ended September 30, 2022. The increase was due primarily to an increase in non-inspection policy fees and fee sharing arrangements.

For the nine months ended September 30, 2023, service and fee income was $11.9 million, an increase of $1.6 million, or 16%, compared to $10.3 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in non-inspection policy fees and fee sharing arrangements.
Net Investment Income
For the three months ended September 30, 2023, net investment income was $5.7 million, an increase of $3.2 million, compared to $2.5 million for the three months ended September 30, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
For the nine months ended September 30, 2023, net investment income was $16.5 million, an increase of $12.5 million, compared to $4.0 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended September 30, 2023, loss and loss adjustment expenses were $36.5 million, an increase of $12.6 million, compared to $23.9 million for the three months ended September 30, 2022. The increase was due primarily to an increase in losses due to the growth of our total book of business and higher premium retention rates.
For the nine months ended September 30, 2023, loss and loss adjustment expenses were $150.9 million, an increase of $75.3 million, compared to $75.6 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in PCS catastrophic weather and other weather loss experience and our loss participation features as well as an increase in our total book of business and higher premium retention rates.
Insurance Related Expenses
For the three months ended September 30, 2023, insurance related expenses were $20.3 million, an increase of $4.7 million, or 30%, compared to $15.6 million for the three months ended September 30, 2022. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $5.4 million due to the growth of our business.
For the nine months ended September 30, 2023, insurance related expenses were $54.8 million, an increase of $8.6 million, or 19%, compared to $46.2 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $6.6 million due to the growth of our business and an increase in amortization expense attributable to capitalized internal use software of $3.1 million.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization of deferred direct acquisition costs, net	$7.3	$1.9	$20.2	13.6
Employee-related costs	3.0	3.4	9.4	9.3
Underwriting costs	2.5	1.9	6.5	6.0
Amortization of capitalized internal use software	3.4	2.4	9.4	6.3
Other	4.1	6.0	9.3	11.0
Total	$20.3	$15.6	$54.8	$46.2
Direct acquisition costs were $24.3 million and $60.3 million for the three and nine months ended September 30, 2023, of which $17.0 million and $40.1 million were offset by ceding commission income.
Direct acquisition costs were $11.0 million and $41.5 million for the three and nine months ended September 30, 2022, of which $9.1 million and $27.9 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended September 30, 2023, technology and development expenses were $11.9 million, a decrease of $2.9 million, or 20%, compared to $14.8 million for the three months ended September 30, 2022. The decrease was due primarily to a decrease in stock-based compensation of $2.3 million, driven by performance RSUs related to an acquisition fully vesting in the prior year. The decrease was also due to an increase in capitalized internal use software costs of $1.1 million.
For the nine months ended September 30, 2023, technology and development expenses were $36.6 million, a decrease of $9.4 million, or 20%, compared to $46.0 million for the nine months ended September 30, 2022. The decrease was due primarily to a decrease in stock-based compensation of $5.8 million, driven by performance RSUs related to an acquisition fully vesting in the prior year. The decrease was also due to a decrease in consultants costs of $2.1 million.
Sales and Marketing Expenses
For the three months ended September 30, 2023, sales and marketing expenses were $18.9 million, a decrease of $10.5 million, or 36%, compared to $29.4 million for the three months ended September 30, 2022. The decrease was due primarily to a decrease in advertising costs of $8.2 million and a decrease in employee-related costs of $1.6 million, including a decrease stock-based compensation of $0.7 million.
For the nine months ended September 30, 2023, sales and marketing expenses were $63.9 million, a decrease of $9.8 million, or 13%, compared to $73.7 million for the nine months ended September 30, 2022. The decrease was due primarily to a decrease in advertising costs of $9.3 million and a decrease in employee-related costs of $1.7 million. These decreases were partially offset by an increase in stock-based compensation of $1.9 million.
General and Administrative Expenses
For the three months ended September 30, 2023, general and administrative expenses were $20.7 million, an increase of $1.7 million, or 9%, compared to $19.0 million for the three months ended September 30, 2022. The increase was due primarily to an increase in legal and consulting fees of $1.3 million.

For the nine months ended September 30, 2023, general and administrative expenses were $62.0 million, an increase of $8.3 million, or 15%, compared to $53.7 million for the nine months ended September 30, 2022. The increase was due primarily to an increase in stock-based compensation of $5.5 million, partially driven by a charge due to the repricing of options during the first quarter of 2023. There was also an increase in legal costs of $2.5 million.
Impairment and Restructuring Charges
Impairment and restructuring charges were $55.3 million in the three and nine months ended September 30, 2022, respectively. The charges consisted of $53.5 million related to the impairment of goodwill and $1.8 million related to severance and other personnel costs associated with a reduction in workforce. We review goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist (“a triggering event”). During the three months ended September 30, 2022, management identified quantitative and qualitative factors that collectively indicated we had a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. Based on these events, we concluded that a triggering event occurred and performed an interim quantitative impairment test as of September 30, 2022. Based upon the results of the impairment test, we recognized the goodwill impairment charge. There were no impairment and restructuring expenses for the three and nine months ended September 30, 2023 .
Interest and Other (Income) Expense
For the three months ended September 30, 2023, other expense was $0.0 million compared to income of $0.1 million for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, other expense was $0.5 million compared to income of $1.4 million for the nine months ended September 30, 2022. The decrease in other income was due primarily to changes in the fair market value on the outstanding public and private placement warrants of $2.6 million, partially offset by a decrease in other expenses of $0.8 million.
Income Taxes
For the three months ended September 30, 2023, income tax expense was $0.3 million, an increase of $0.6 million compared to an expense of $0.3 million for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, income tax expense was $0.2 million, a decrease of $0.6 million compared to an expense of $0.8 million for the nine months ended September 30, 2022.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended September 30, 2023, net loss attributable to Hippo was $53.1 million, an increase of $76.1 million compared to $129.2 million for the three months ended September 30, 2022 due to the factors described above.
For the nine months ended September 30, 2023, net loss attributable to Hippo was $230.8 million, an increase of $39.5 million compared to $270.3 million for the nine months ended September 30, 2022 due to the factors described above.

Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of September 30, 2023, we had $269.4 million of cash and restricted cash and $330.0 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2023, is $13.9 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(43.9)	$(131.4)	$87.5
Investing activities	$79.6	$(290.7)	$370.3
Financing activities	$(10.8)	$(3.7)	$(7.1)
Operating Activities
Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities. Cash used in operating activities was $43.9 million for the nine months ended September 30, 2023, a decrease of $87.5 million, from $131.4 million for the nine months ended September 30, 2022. Our cash used in operations was lower than last year mainly due to an increase in revenues as well as working capital changes that benefited cash, partially offset by an increase in our loss and loss adjustment expenses.
Investing Activities
Cash provided by investing activities was $79.6 million for the nine months ended September 30, 2023, due primarily to the maturities and sales of investment securities, partially offset by purchases of investment securities and an office building.
Cash used in investing activities was $290.7 million for the nine months ended September 30, 2022, due primarily to purchases of investment securities partially offset by maturities and sales of investment securities.

Financing Activities
Cash used in financing activities was $10.8 million for the nine months ended September 30, 2023, primarily driven by distributions to noncontrolling interests, repurchases of shares, taxes paid related to net share settlement of RSUs, and payments of contingent consideration, partially offset by proceeds from common stock issuances.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
July 1 through July 31, 2023	—	$—	—
August 1 through August 31, 2023	—	$—	—
September 1 through September 30, 2023	—	$—	—
Total	—			$48.2

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2023.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer