Form 10-K
period 2023-12-31
Hippo Holdings Inc.
filed 2024-03-06
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the Registrant’s Common Stock, $0.0001 par value (the “Common Stock”), held by non-affiliates of the Registrant as of June 30, 2023 was approximately $312 million based upon the closing price reported for such date on The New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock was 24,310,892 as of February 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

PART I
ITEM 1. BUSINESS
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
Hippo Holdings Inc. (“Hippo”) is an insurance holding company, with subsidiaries that provide property and casualty insurance products to both individuals and business customers. The Company conducts its operations through three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program. The Company offers its services primarily in the United States.
Services
Hippo’s Services Segment is comprised of our Consumer Agency, which serves consumers who are shopping for insurance and First Connect, which serves insurance agents seeking appointments with third party insurance carriers. These businesses are fee-driven and are not exposed to any volatility associated with losses related to the underlying insurance policies.
Consumer Agency
Our Consumer Agency helps consumer customers who are shopping for insurance find the policies that best meet their needs. The Agency sells home insurance policies from the Hippo Home Insurance Program and from third-party carriers, as well as other personal lines policies from third party carriers. Our Agency is licensed to provide agency services in all 50 states and is appointed with 50+ carriers to sell homeowners, auto, flood, earthquake, pet, and other insurance products. We have built next-generation technology platforms to increase agent efficiency and policies per customer while streamlining the customer flow and optimizing the right products for each customer.
We offer a differentiated consumer experience built around proactive home care services, the most significant of which is the Hippo Home Care Program. The Hippo Home Care Program’s mobile app serves as the command center for proactive home protection, empowering our customers with tools to take better care of their homes. Over 100,000 users have installed the 4.8-star rated app, which not only allows them to manage their policy, claims, and payments if they are also Hippo customers, but also enables them to take control of their home care and maintenance needs. At its core is the Home Health assessment, providing personalized maintenance plans based on up to 200 data points sourced from third-party providers and user data. These actionable insights and checklists help our users understand their home’s condition and guide them on how to improve it. Additionally, the Hippo Home platform connects users with the resources they need to get things done, allowing users to actively complete maintenance actions within the app, enhancing their knowledge, engagement with Hippo, and their home's protection. If a problem or question arises, users can connect with home experts on-demand 24/7 with a Home Assist membership. Moreover, users can explore offers within the app, shopping for smart devices, leak sensors, insurance coverages, and more to enhance their home protection. We believe the Hippo Home mobile app will continue to drive customer engagement, particularly among the Generation Better demographic, and provide Hippo with unique insights into homeowner behavior, positioning Hippo for a more connected and protected future for both Hippo, our users and our customers.
First Connect
Our First Connect Insurance Services business is a digital platform designed to support independent agents by providing access to some of the nation’s top carriers. The agent-centric platform provides access to carriers and a variety of products that includes home, auto, cyber, small business, life, specialty lines and more. First Connect’s Carrier Store helps agents discover additional carriers and insurance providers and products that can be bundled to increase sales. First Connect also benefits participating carriers by helping to quickly build their network of independent agents based on geographic needs and desired risk profile.

Our Economic Model
Our Services segment earns fees and/or commission income without assuming underwriting risk or need for reinsurance. Generally these fees are structured as a percentage of the policy premiums (both new and renewal) that are placed or supported by each business.
Insurance-as-a-Service
Insurance-as-a-Service is managed through the Company’s subsidiary Spinnaker Insurance Company and its subsidiaries (“Spinnaker”). Our Insurance-as-a-Service business is predominantly focused on providing insurance capacity to program administrators and managing general agencies (collectively referred to as “MGAs”). Spinnaker partners with MGAs across multiple lines of business, offering both Admitted and Excess and Surplus Lines (E&S) capacity. Spinnaker cedes most of the underwriting risk to a diversified panel of highly rated reinsurance companies. This specific type of transaction structuring in the insurance industry is commonly referred to as “fronting”.
Spinnaker entered the market in 2015 and was acquired by Hippo in 2020. The strategy is built on Spinnaker’s underwriting first approach paired with its risk participation in programs alongside reinsurance markets. This strategy aligns Spinnaker’s interests with those of the reinsurers and MGAs, prioritizing underwriting profitability over volume. Since Spinnaker’s entry into the market, the number of fronting carriers participating in underwriting risk, now referred to as participatory fronts, has increased to over 20. The fronting company index, as reported by Dowling Partners, has increased from $1.8 billion of Gross Written Premium in 2015 to $11.2 billion in 2022, growing 41% year-over-year. This growth has been fueled by the significant increase in MGAs throughout this period.
Our Economic Model
Spinnaker’s risk appetite is primarily focused on short-tail lines of business. Programs are generally reinsured utilizing program specific quota share reinsurance with XOL complementing the programmatic structure. Reinsurance structures are designed to provide Spinnaker protection from both low return period frequency events and large tail events up to the 1:250-year return period. Spinnaker includes provisions in its program agreements that allow it to non-renew business if the programs it supports are unable to secure satisfactory reinsurance. Spinnaker’s economic model generates margin both on a fee basis and on a traditional underwriting (e.g., combined ratio) basis based on the risk it retains. Spinnaker earns investment income on the premiums and commission it retains while waiting to pay claims or settle obligations, commonly referred to as float.
Hippo Home Insurance Program
The Hippo Home Insurance Program is the Company’s Hippo-branded homeowners insurance business. Our mission is to deliver intuitive and proactive protection for homeowners by combining the power of technology with a human touch.
Modern technology provides an opportunity to transform the $133 billion U.S. home insurance industry, enabling advancements and efficiencies across the customer lifecycle. We believe there is significant opportunity in this market, expected to reach nearly $142 billion by 2024 (according to industry data from S&P Global) for a digital-first, customer-centric company like Hippo.
Our targeted customers, a demographic we call “Generation Better”, are homeowners who proactively maintain their homes, are open to using technology to do so, and welcome a modern insurance brand. We estimate that Generation Better represents 33% of all U.S. homeowners.
We believe the market is poised for rapid transformation with trends emerging in big data, technology, and underwriting that will allow better assessment of home insurance risk resulting in more accurate pricing, proliferation of application programming interfaces (“APIs”), and meeting the rising customer expectations for personalized and real-time products. We believe the COVID-19 pandemic only accelerated this change, increasing homeowner adoption of digital channels and growing demands on the use of their homes.

Hippo harnesses technology and data to refocus the home insurance experience around the customer’s needs at every stage of the relationship. We seek to facilitate an active partnership with our customers to help prevent losses, which in turn creates better results for Hippo. The result creates an opportunity for a win-win.
In the third quarter of 2023 we began taking several actions to lower the volatility of our Hippo Homeowners Insurance Program portfolio in light of the significant catastrophe losses we experienced in the second quarter, including raising rates on a portion of our renewal business, increasing deductibles for wind and hail perils, selectively non-renewing policies in certain regions, and instituting a nationwide pause on underwriting new premiums for our HO3 business as we examine our risk appetite. We also launched an expense reduction initiative across the Company, including a reduction in staff which we announced in October 2023.
Our Economic Model
Hippo Home Insurance Program’s main source of revenue is the premiums paid to us by our homeowner customers. In addition, the revenues include commissions for premiums we cede to third parties, policy and service fees and investment income. Our strategy is to retain underwriting risk where we believe our loss prevention strategies are the most effective.
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
Our Values and People
As of December 31, 2023, we had a total of 516 employees, of which 401 were located in the United States and 115 located internationally. We engage temporary workers and independent contractors when necessary in connection with a particular project, to meet increases in demand or to fill vacancies while recruiting a permanent employee. None of our employees are currently represented by a labor union or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our people team is focused on identifying and retaining top talent and building a world class organization. We use recognition and rewards including compensation and equity to attract and retain our talent. In the fourth quarter of 2023 we launched an expense reduction initiative across the Company, which included a reduction in staff.
Seasonality
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
Privacy and data security regulation in the U.S. is rapidly evolving. For example, in California the California Consumer Privacy Act (“CCPA”), which came into force in 2020, gives California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA allows for the California Attorney General to impose civil penalties for violations, and provides a private right of action for certain data breaches. In 2020, California voters also passed the California Privacy Rights Act (“CPRA”), which amended the CCPA and took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information, including their ability to limit the use of precise geolocation information and other categories of information classified as “sensitive.” In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act, and the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.

The CCPA marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have subsequently enacted or proposed similar laws. States with recently enacted and currently effective data privacy laws include Nevada, Virginia, Colorado, Connecticut, and Utah; new data privacy laws will become effective during 2024 in Montana and Oregon; and Delaware, Indiana, Iowa, Tennessee, and Texas have all passed data privacy laws that will become effective in 2025 or 2026. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
Various regulators are interpreting existing state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of other personal data. Courts may also adopt the standards for fair information practices which concern consumer notice, choice, security and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce. For additional information, see “Risk Factors — Risks Related to Our Business — We are subject to laws and regulations concerning our collection, processing, storage, sharing, disclosure, and use of customer information and other sensitive data, and our actual or perceived failure to comply with data privacy and security laws and regulations could damage our reputation and brand and harm our business and operating results.”
Data Security and Cybersecurity Laws
In addition to data privacy laws, a growing number of states have enacted data security and cybersecurity laws requiring companies to take proactive data security measures to protect sensitive information from cybersecurity threats. Twenty states and the District of Columbia require that companies employ reasonable data security measures, and seven states have prescriptive laws that require companies to develop, implement, and maintain specific data security measures and, in some cases, a comprehensive information security program. States have also enacted industry-specific data security and cybersecurity laws, including the NAIC Insurance Data Security Model Law, which twenty two states and the District of Columbia have adopted, and the New York Department of Financial Services (NYDFS) Cybersecurity Requirements for Financial Services Companies (the “NYDFS Reg”). The NYDFS Reg requires state-licensed financial institutions, including insurance companies, to protect their information systems and the nonpublic information that they store by requiring policies and procedures, risk assessment, and certain core cybersecurity program elements. On November 1, 2023, the NYDFS adopted amendments to the NYDFS Reg which require enhanced governance, updated cybersecurity incident reporting, enhanced access controls, expanded asset inventory requirements, updated training obligations, and updated risk and vulnerability assessments.
At the federal level, in July 2023 the Securities and Exchange Commission (“SEC”) issued a final rule requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance. For additional information, see “Risk Factors — Risks Related to Our Industry —The increasing adoption by states of cybersecurity regulations has imposed, and could impose additional, compliance burdens on us and expose us to additional liability” and Item 1C. Cybersecurity.
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
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the NAIC, and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC adopts and will continue to adopt model laws and regulations that will be adopted by various states. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on us.
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
Spinnaker is now also required to complete an Own Risk and Solvency Assessment (“ORSA”), which applies to any individual U.S. insurer that writes more than $500 million of annual direct written and assumed premium, and/or insurance groups that collectively write more than $1 billion of annual direct written and assumed premium. During 2022, Spinnaker surpassed the $500 million threshold and as such is now required to complete an annual ORSA, the first of which it filed with the Illinois Insurance Commissioner in early 2024. The ORSA requires Spinnaker to regularly, and no less than annually, assess the adequacy of its risk management framework and its current and estimated projected future solvency position, internally document the process and results of the assessment, and provide a confidential high-level ORSA Summary Report annually to the lead state commissioner if the insurer is a member of an insurance group and, upon request, to the domiciliary state regulator. The ORSA further requires Spinnaker to develop, maintain, and report on: the framework it uses to identify, assess, monitor, manage, and report on its relevant material risks; the assessed level of exposures from material enterprise risks; and the assessed level of capital or surplus for the upcoming year and over the next three years.
Additionally, the NAIC has been examining the use of artificial intelligence in the insurance industry, such as the sources of some of the data we use in marketing and underwriting our products. In August 2020, the NAIC adopted a statement of “high-level guiding principles”, calling on industry participants to be “fair and ethical, accountable, compliant, transparent, and secure, safe, and robust” in connection with the use of artificial intelligence. These principles do not have the force and effect of law, but could lead the NAIC or individual states to take action in the future that might restrict our use of artificial intelligence in our business. On December 4, 2023, after opportunity for industry comment, the NAIC released a model bulletin entitled “Model Bulletin on the Use of Artificial Intelligence Systems by Insurers” (the “Model Bulletin”), which encourages insurers to develop, implement and maintain a written program for the use of Artificial Intelligence (“AI”) systems (“AIS program”) that is designed to mitigate the risk that the use of AI systems in making or supporting decisions affecting insurers’ customers will result in decisions that are arbitrary or capricious, unfairly discriminatory or that otherwise violate unfair trade practice laws. According to the Model Bulletin, the AIS program should: (1) address governance, risk management controls and internal audit functions, (2) be adopted by the board of directors or an appropriate board committee, (3) be tailored to and proportionate with the insurer’s use and reliance on AI and AI systems, (4) be independent or part of an insurer’s existing enterprise risk management framework; (5) address the use of all AI systems that make decisions impacting customers and include processes and procedures for notify impacted consumers that AI systems are in use; (6) address the AI systems used with respect to regulated insurance practices whether developed by an insurer or third party vendor; (7) address the use of AI systems across the insurance product life cycle. State insurance departments may elect to adopt the Model Bulletin, and we may be required to comply with its provisions. Individual states are also proposing their own regulations. On January 17, 2024, for example, New York issued a proposed circular letter for public comment concerning the use of external consumer data and AI Systems that seeks to achieve similar aims as the NAIC Model Bulletin but with a greater emphasis on compliance testing and third party vendor compliance oversight.
At the federal level, on October 30, 2023, President Biden issued an executive order (EO) on Safe, Secure, and Trustworthy AI which sets forth a wide range of federal regulatory principles and priorities, directs several federal agencies to promulgate standards and technical guidelines, and invokes statutory authority, the Defense Production Act, to advance a coordinated, federal government-wide approach toward the safe and responsible development of AI. The EO signals that federal regulation of AI may be forthcoming, which would potentially impose additional regulatory burden on us.
Spinnaker is, and any insurance companies that we would form in the future would be, part of an insurance holding company system and as such is subject to regulation in the jurisdictions in which these insurance subsidiaries are domiciled. These holding company laws generally provide that the acquisition or change of “control” of a domestic or commercially domiciled insurer or of any person that controls such an insurer cannot be consummated without the prior approval of the relevant insurance regulator. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote, or possession of proxies with respect to ten percent or more of the voting securities of an insurer or of a person who controls an insurer. In addition, certain state insurance laws could require pre-acquisition notification and approval by a state where our insurance subsidiaries are merely licensed. For additional information, see “Risk Factors — Risks Related to Our Industry — We are subject to extensive insurance industry regulations” and “— Our insurance company subsidiaries are subject to minimum capital and surplus requirements, and failure to meet these requirements could subject us to regulatory action.”
Intellectual Property
We consider the Hippo brand and those brands of our subsidiaries to be among our most valuable assets. Our future success depends to a large degree upon our ability to defend the Hippo brand and its associated sub-brands from infringement and, to a limited extent, to protect our other intellectual property. We rely on a combination of trademark, patent and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property.
As of December 31, 2023, our patent portfolio consisted of five U.S. utility patents covering autonomous cancellation of insurance policies using a multi-tiered data structure, system and method for updating a policy object and real time rate monitoring, and two pending utility patent applications in the United States. Our issued patents are expected to expire between July 31, 2038 and January 29, 2041. As of December 31, 2023, Hippo’s trademark portfolio consisted of forty-two registered trademarks, and Spinnaker had one registered trademark. Hippo’s name is also registered as a trademark in Algeria, Armenia, Australia, Bhutan, Bosnia & Herzegovina, Cambodia, Columbia, the European Union, Georgia, Iceland, India, Indonesia, Israel, Japan, Kazakhstan, Laos, Liechtenstein, Monaco, Mongolia, Montenegro, New Zealand, Norway, Philippines, Republic of Korea, Republic of Moldova, Russian Federation, San Marino, Serbia, Singapore, Switzerland, Turkmenistan, Ukraine, United Kingdom, United States of America and Vietnam.

The expansion of our business has required us to protect our trademarks, domain names, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, patents and other intellectual property in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect our trademarks, domain names, patents and other intellectual property rights, or prevent third parties from infringing upon them, our business may be adversely affected, perhaps materially. For additional information, see “Risk Factors — Risks Related to Our Business — Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition” and “— Claims by others that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.”
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
We have incurred significant net losses on an annual basis since our incorporation in 2015, and we may continue to experience net losses in the future. Several factors have contributed to our historical losses, including, most recently, volatility in our earnings due to severe weather events, in response to which we instituted a nationwide pause on underwriting new premiums for our HO3 business in the third quarter of 2023. This pause is intended to reduce volatility, but it also has the effect of reducing premium and revenue. Also, over the long term, we expect to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, although we have reduced headcount in the past in an effort to reduce expenses, over time we intend to grow our employee base. Also, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Despite these actions and investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses as we did in 2023, this may limit our ability to sign up new customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results, and financial condition could be harmed.
We believe that growth of our business and revenue depends upon our ability to strategically grow our business in the geographic markets that we currently serve by retaining our existing customers, adding new customers in certain geographies, and adding new insurance and non-insurance home-related products. Expanding into new geographic markets, reducing our footprint in some geographic markets, and introducing new products takes time, requires us to navigate and comply with extensive regulations, and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while we expect our loss performance to improve over time as more customers renew their policies and remain customers for longer, our recent nationwide pause in writing new HO3 business and other actions to combat volatility resulted in a loss of customers, and any future loss of customers could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue, any of which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we may fail to accurately predict or execute risk segmentation of new and renewal customers or potential customers, which could also reduce our profitability.
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
•customers have difficulty installing, updating or otherwise accessing our website or software application on mobile devices or web browsers as a result of actions by us or third parties;
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
Many of our competitors have brands that are well recognized. We have spent and over time expect to spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining, and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations, and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations, and financial condition could be materially adversely affected.
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

Our revenue grew in the year ended December 31, 2023 compared to the year ended December 31, 2022, although our total average number of employees decreased during the same period. This revenue growth, coupled with reduced headcount, has placed and may continue to place significant demands on our management and our operational and financial resources. Our corporate and organizational structure will become more complex if we make acquisitions, add additional insurance and non-insurance products, expand our operations, add and integrate employees, and invest in joint venture and other strategic investments. To accommodate our growth, we will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
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
We also face competition from existing and new “insurtech” insurance companies, and “insurtech” insurance agencies and managing general agents and underwriters whose use of digital platforms (including for sales, underwriting, and claims) are similar to ours. These competitors may be able to introduce new sales, underwriting, and claims systems that are viewed more attractively than ours by insurance consumers. These models require significantly less infrastructure and capital expenditures than traditional insurance businesses and can be operated without the need to be licensed as an insurance company (as we did prior to our acquisition of Spinnaker).

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
For our Hippo primary homeowners’ reinsurance program commencing in 2024, we elected not to purchase proportional reinsurance, and instead decided to retain more of the exposure and associated premium. Also, effective January 1, 2024, we elected to cut off 25% participation on our 2023 proportional reinsurance treaty and retain the remaining exposure and related premiums. For business produced through our builder channel in 2024, we purchased proportional reinsurance from one third-party reinsurer and expect to retain approximately 85% of the premium before purchasing catastrophe protection. Because we have substantially reduced our proportional reinsurance coverage and retained more exposure, we may experience increased losses, and the level of capital required to be held at Spinnaker may increase, each of which could have a material adverse effect on our results of operations.
Failure to maintain our risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct our business.
Our insurance company subsidiaries must maintain sufficient capital to comply with insurance regulatory requirements and maintain authority to conduct our business. The NAIC has developed a system to test the adequacy of statutory capital of U.S.-based insurers, known as risk-based capital that all states have adopted. This system establishes the minimum amount of capital necessary for an insurance company to support its overall business operations. It identifies insurance companies, including property-casualty insurers, that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premiums. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation, or liquidation. Failure to maintain adequate risk-based capital at the required levels could adversely affect the ability of our insurance company subsidiaries to maintain regulatory authority to conduct their business.
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
In general, the premiums for our insurance policies are established at the time a policy is issued and, therefore, before all of our underlying costs are known. The accuracy of our pricing is subject to our ability to adequately assess risks, estimate losses, and comply with state insurance regulations. Like other insurance companies, we rely on estimates and assumptions in setting our premium rates. We receive data from external data sources and also utilize the data that we gather through our interactions with our customers, as evaluated and curated by our proprietary technology.
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

We utilize our technology platform to gather customer data in order to determine whether or not to write and how to price our insurance products. Additionally, our claims operation utilizes our technology platform to manage claims and we intend to expand our technology platform to further support the processing of some or all of our claims. Our technology platform is complex and expensive to maintain and improve; its continuous development, maintenance, and operation may entail unforeseen difficulties, including material performance problems, undetected defects, or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select or renew our customers, price insurance and non-insurance products for our customers, or incorrectly pay or deny claims made by our customers. These errors could result in (i) selecting an uneconomic mix of customers; (ii) customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies or non-insurance products with us, or make it less likely that prospective customers obtain new insurance policies; (iii) causing us to underprice policies or overpay claims; or (iv) causing us to incorrectly deny policyholder claims and become subject to liability. Additionally, technology platform errors could result in failure to comply with applicable laws and regulations including, but not limited to, unintentional noncompliance with our rate and form filings, cancellation and non-renewal requirements, unfair trade and claims practices, and non-discrimination, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, results of operations, and financial condition.
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
To the extent that our present capital is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs, as well as their amount and timing (including our growth and profitability, risk retained, and the availability of reinsurance, market disruptions, and other developments).
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
Interruptions or delays in the services provided by third-party technology platforms and/or our internet service providers could impair the operability of our website and may cause our business to suffer.
We currently rely on multiple providers of cloud infrastructure services, including Google Cloud Platform, Amazon Web Services, Salesforce, and others (collectively, “Cloud Platforms”). We rely on the internet and, accordingly, depend on the continuous, reliable, and secure operation of internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in Cloud Platforms by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we have no physical access to or control over the services provided by our Cloud Platforms. Although we have disaster recovery plans that utilize multiple Cloud Platforms’ locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, and any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged Cloud Platform service disruption affecting our website for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. In addition, any changes to our Cloud Platforms’ service levels may adversely affect our ability to meet the requirements of our customers. As our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. We may also incur significant costs for using alternative platforms or taking other actions in preparation for, or in reaction to, events that damage the Cloud Platform services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website. Insurance coverage may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business, that may result from interruptions in our services or products.
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
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. We could be subject to a cyber-incident or other adverse event that threatens the security, confidentiality, integrity, or availability of our information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about subscribers, vendors, and employees. For example, unauthorized parties could steal or access our customers’ names, email addresses, physical addresses, phone numbers, and other information that we collect when providing insurance quotes. Outside parties may also attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Further, our vendors are also susceptible to data breaches, including our payment processing vendors who handle customer credit card numbers or other payment information. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target and may originate from less regulated and remote areas around the world. Accordingly, we may be unable to proactively address these techniques or to implement adequate preventative measures. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.
Security breaches, including by hackers or insiders, or any other types of data security or privacy-related incidents could expose confidential or personal information, which could result in mandatory public disclosures, potential regulatory investigations, fines, penalties, compliance orders, liability, litigation, and remediation costs, as well as reputational harm, any of which could materially adversely affect our business and financial results. It could also trigger claims by affected third parties. Further, even if we do not ourselves experience a cyber-incident, hacking against our competitors or other companies could create the perception among our customers or potential customers that our digital platform is not safe to use.

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
Cyber-incidents are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. The COVID-19 pandemic increased cybersecurity risk as a result of global remote working arrangements that are likely to continue and which present opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. In addition, according to U.S. Government sources and others, the conflict involving Russia and Ukraine has resulted in a heightened risk of cyber-incidents against companies, supply chain vendors and others based in the U.S. or in U.S.-allied regions.
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
While we maintain screening processes to try to prevent unsuitable service professionals from entering our organization, these processes have limitations and, even with these safety measures, no assurances can be provided regarding the future behavior of any service provider. Inappropriate and/or unlawful behavior of service professionals generally, particularly any such behavior that compromises the trustworthiness of service providers and/or of the safety of our customers, could result in bad publicity and related damage to our reputation, detriment to our brands and brand-building efforts, and/or actions by governmental and regulatory authorities, criminal proceedings and/or litigation. The occurrence of any of these events could, in turn, adversely affect our business, reputation, financial condition, and results of operations.
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
Our primary insurance regulators are responsible for our supervision and examination of our insurance subsidiaries. Spinnaker is currently domiciled in Illinois and Spinnaker Specialty Insurance Company (Spinnaker Specialty) is an authorized/non-admitted insurer in Texas, and in the first quarter of 2022, we added Mainsail Insurance Company as an admitted insurer in Texas. RHS is a Cayman-domiciled insurance captive, and is subject to regulations and supervision imposed by the Cayman Islands.
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
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows for the California Attorney General to impose civil penalties for violations and provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. In 2020, California voters also passed the CPRA, which took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have subsequently enacted or proposed similar laws. States with recently enacted and currently effective data privacy laws include Nevada, Virginia, Colorado, Connecticut, and Utah; new data privacy laws will become effective during 2024 in Montana and Oregon; and Delaware, Indiana, Iowa, Tennessee, and Texas have all passed data privacy laws that will become effective in 2025 or 2026. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. New laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including U.S. state laws, and the risk of litigation and regulatory enforcement actions. In 2023, the SEC’s cybersecurity regulations came into effect, which require us to publicly disclose material cybersecurity incidents shortly after we deem them to be material. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically.
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
Our success is dependent in part on protecting our intellectual property rights and technology, including any source code, proprietary information, data, processes and other forms of information, know how, and technology. We rely on a combination of patents, trademarks, service marks, and trade secret laws to establish and protect our intellectual property. We also seek to control access to our proprietary information by entering into a combination of invention assignment agreements and nondisclosure agreements with our employees, consultants, and with our third-party providers and strategic partners. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information, and we may not always be able to effectively monitor or prevent such unauthorized use or disclosure.
We also seek to protect our proprietary information and intellectual property through contractual restrictions in our commercial agreements with third-party licensees, partners, and other third parties. However, some license provisions that protect against unauthorized use, copying, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Certain arrangements with joint development partners may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights, including requiring agreement with or payment to our joint development partners before protecting, maintaining, licensing, or initiating enforcement of such intellectual property rights, and may allow such joint development partners to register, maintain, enforce, or license such intellectual property rights in a manner that may affect the value of the jointly-owned intellectual property or our ability to compete in the market.
We have filed, and may continue in the future to file, trademark and patent applications to protect certain of our innovations and intellectual property. However, we cannot guarantee that patents will issue on our pending patent applications or that we will be successful in registering our trademarks. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, invalidated or held unenforceable, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.
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
While we take precautions designed to protect our intellectual property, there are steps that we have not yet taken to protect our intellectual property on a global basis. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Third parties may knowingly or unknowingly infringe our proprietary rights and third parties may challenge proprietary rights held by us and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If third parties copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and services, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. We may need to engage in litigation to enforce our rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property, and the outcome of litigation could be unpredictable. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand.
Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products, and services in a manner that could negatively affect our business.
The software powering our technology systems incorporates open source software and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in turn, make our systems more vulnerable to data breaches. In addition, the public availability of such software may make it easier for others to compromise our platform.
Furthermore, some open source licenses contain requirements that we make available source code for modifications or derivative works that we create based upon the type of open source software we use or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. This risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.
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
Furthermore, several members of our management team were hired relatively recently. If we are not able to integrate these new team members or if they do not perform adequately, our business may be harmed.
We face significant competition for personnel, particularly in California, where our headquarters is located, and in Texas, where many of our technical employees are located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our newer management team members, our efficiency, ability to meet forecasts, and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.
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
•the size and geographic diversity of our workforce and our ability to promote a uniform and consistent culture across all our offices and employees;
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
A large portion of our business originates from customers in California and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as a natural disaster, severe weather (such as the Texas hail storms in 2019 and 2023, or the Texas winter storm in February 2021 (“Uri”)), or a disease outbreak or pandemic (such as the COVID-19 pandemic) and cause material losses in California and Texas, our business, financial condition, and results of operations could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory or legal environment affecting property and casualty insurance in California and Texas may expose us to more significant risks. In addition, as Spinnaker is domiciled in Illinois, any adverse changes in the regulatory environment affecting property and casualty insurance in Illinois may also expose us to more significant risks.
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
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. If our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissible or discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages amounts or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Refer to Note 14, Commitments and Contingencies, Legal Proceedings.
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
As of December 31, 2023, we had U.S. federal and state NOL carryforwards of approximately $719.8 million and $326.7 million, respectively, available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the Code, or otherwise. Of our U.S. federal NOL carryforwards, $175.3 million of losses will begin to expire in 2035 and $544.5 million of losses can be carried forward indefinitely. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
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
Our success depends in significant part on our ability to grow our business, including by strategically expanding in certain markets and potentially expanding into additional markets. Currently, Spinnaker is licensed to write limited lines of business in 50 states and the District of Columbia, and Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. Moreover, one or more states could revoke our license to operate or implement additional regulatory hurdles that could inhibit or limit our ability to obtain or maintain our license or grow our business in such states.
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
Expansion into new markets would require additional investments by us in both securing regulatory approvals and marketing. These incremental costs may include hiring additional personnel, as well as engaging third-party service providers and other research and development costs. If we grow or offer products at a slower rate than expected, our business, results of operations, and financial condition could be materially and adversely affected.
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
The Company assumes insurance risk of policies underwritten by Hippo and unaffiliated MGAs through a wholly-owned Cayman domiciled insurance captive, RHS. During 2023 we retained approximately 40% of the proportional premium relating to such policies through Spinnaker or RHS. However, given the adjustable features in our proportional reinsurance agreements, the percentage of risk retained will likely exceed the percentage of premium retained.
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
The failures of our quota-share reinsurance treaties to pass risk transfer for accounting purposes could reduce the existing statutory surplus of the impacted carrier, potentially triggering the need for additional capital infusions.
To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty. Contractual provisions in a treaty that excessively limit the extent or timing of the net loss that a reinsurer can experience can conceivably preclude the treaty from meeting the criteria for risk transfer, thereby disqualifying it from reinsurance accounting treatment. An assessment of risk transfer must be performed upon entry into a new treaty, as well as each time the treaty is renewed. Each of our in-force quota-share reinsurance treaties qualified for reinsurance accounting at the time of its most-recent inception. Each of these treaties has a term of one-year or less. Although we elected to substantially reduce our participation in quota share reinsurance treaties in 2024 on the Hippo program, if we determine it would be beneficial to enter into similar treaties in the future, we expect that we would be able to secure treaties on terms that qualify for continued reinsurance accounting; however, there can be no assurance that the available market terms of these treaties (including pricing, coverage and exclusions) would also pass risk transfer for accounting purposes. If a treaty that we desire to enter into or renew fails to qualify for reinsurance accounting based on its then-current renewal terms, it could adversely impact that carrier’s statutory surplus, triggering the need for additional capital infusions within a short period of time.
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
The incidence and severity of severe weather conditions and catastrophes are inherently unpredictable and the occurrence of one catastrophe does not render the possibility of another catastrophe greater or lower. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. In particular, severe weather and other catastrophes could significantly increase our costs due to a surge in claims following such events and/or legal and regulatory changes in response to catastrophes that may impair our ability to limit our liability under our policies. Severe weather conditions and catastrophes can cause greater losses for us, which can cause our liquidity and financial condition to deteriorate. Resulting reductions in our capital could materially adversely affect our ability to underwrite new or renew existing insurance policies. In addition, we may not be able to obtain reinsurance coverage at reasonable rates and in amounts or with coverages adequate to mitigate the risks associated with severe weather conditions and other catastrophes. While we only work with reinsurers whom we believe have acceptable credit, if our reinsurers are unable to pay for the claims for which they are responsible, we could be exposed to additional liability, which could have a material adverse effect on our business and results of operations. Catastrophic losses, such as the 2021 storms in Texas and 2023 storms in Texas and Colorado, may result in our insurance companies incurring losses greater than those experienced in prior years, the expected level of losses including modeled losses, and current reinsurance limits.
Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of snow, wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires in certain geographies; higher incidence of deluge flooding and the potential for an increase in severity of hurricane events due to higher sea surface temperatures. Additionally, climate change may cause an impact on the demand, price and availability of homeowners insurance and reinsurance coverages, as well as the value of our investment portfolio. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
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
From time to time, political events and positions affect the insurance market, including efforts to reduce rates to a level that may prevent us from being profitable or may not allow us to reach targeted levels of profitability. For example, if our loss ratio compares favorably to that of the industry, state or provincial regulatory authorities may impose rate rollbacks, require us to pay premium refunds to policyholders, or challenge or otherwise delay our efforts to raise rates even if the property and casualty industry generally is not experiencing regulatory challenges to rate increases. Such challenges affect our ability to obtain approval for rate changes that may be required to achieve targeted levels of profitability and returns on equity. In particular and by way of example, during the COVID-19 pandemic, state regulators and legislators were under increased political pressure to provide financial relief to policyholders through premium rebates or requiring insurers to pay claims arising from COVID-19 related losses, regardless of the applicable policy’s exclusions.
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
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted, and others are considering new cybersecurity measures, including the adoption of cybersecurity regulations. In 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As of early 2024, twenty two states and the District of Columbia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future.
We are also subject to the New York Department of Financial Services’ (the NYDFS) Cybersecurity Regulation (the NYDFS Cybersecurity Regulation) which mandates detailed cybersecurity standards for all institutions, including insurance entities, operating in New York pursuant to authorization by the NYDFS. The NYDFS Cybersecurity Regulation has increased our compliance burden, and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties in the future, as well as reputational risk. On November 1, 2023, the NYDFS adopted amendments to the NYDFS Reg which require enhanced governance, updated cybersecurity incident reporting, enhanced access controls, expanded asset inventory requirements, updated training obligations, and updated risk and vulnerability assessments.
At the federal level, in July 2023 the SEC issued a final rule requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.
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

Our businesses, results of operations and financial condition could be adversely affected by ongoing international conflicts and related disruptions in the global economy.
The global economy has been negatively impacted by the military conflict between Russia and Ukraine, and the ongoing conflict between Israel and Hamas has caused political, economic, and military instability in Israel and surrounding regions. Several of our employees are located in Israel, and the ongoing conflict may adversely affect them and our operations there. While we have no operations in Russia or Ukraine, our business may be indirectly adversely affected by this conflict and its effects, including as a result of financial and economic sanctions imposed by governments in U.S., United Kingdom and European Union, among others, on certain industry sectors and parties in Russia.
We are unable to predict the impact of either the Israel-Hamas conflict or the Russia-Ukraine conflict on our business or the global economy. The impact of further escalation of geopolitical tensions related to these conflicts, including increased trade barriers or restrictions on global trade, is unknown and could result in, among other things, heightened cybersecurity threats, protracted or further increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2023, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.
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
Our primary market risk exposures are to changes in interest rates and overall debt markets given that a majority of our portfolio is invested in debt securities, treasury bills, municipal bonds and mortgage- and asset-backed securities. We have limited exposure to equities but may in the future increase our portfolio’s allocation to equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosure About Market Risk.” For several years prior to 2022, interest rates were at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Interest rates increased significantly in 2022 and 2023, and future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
The COVID-19 pandemic caused disruption to our operations and may continue to negatively impact our business, key metrics, or results of operations in ways that remain unpredictable.
In January 2020, the outbreak of COVID-19 was recognized as a public health emergency of international concern, or pandemic, by the World Health Organization, and the WHO declared an end to the pandemic on May 5, 2023. The spread of COVID-19 caused us to modify our business practices (including employee travel, employee work locations in certain cases and cancellation of physical participation in meetings, events and conferences and to increase our use of web-based solutions for business processes like meetings and working remote solutions) and severely impacted businesses worldwide, including many in the insurance sector. Certain effects of the COVID-19 pandemic are expected to continue to impact our loss ratios as homes are still being used more intensively due to widespread remote working environments, as home infrastructure and equipment breakdowns occur more frequently with increased use. COVID-19 also delayed our recoverability of premiums where moratoriums were imposed and delayed the launch of some of our Hippo Home Care products.
Although the pandemic has come to a conclusion, the full extent of COVID-19 related financial impact on our business cannot be accurately predicted at this time.
Risks Related to Ownership of Our Common Stock
There may not be an active trading market for our common stock, and there can be no assurance that the Company will be able to comply with the continued listing standards of the NYSE or other another reputable stock exchange, which may make it more difficult for our stockholders to sell our securities.
Hippo Holdings Inc.’s common stock and Hippo Holdings Inc.’s warrants are listed on the NYSE under the symbols “HIPO” and “HIPO.WS,” respectively. However, it is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.
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
On July 19, 2022, we received a notice from the NYSE that the Company was not in compliance with the NYSE continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, as the average closing price of the Company’s common stock was less than $1.00 per share over a consecutive 30-trading day period. We had six months following receipt of the notification to regain compliance with the minimum share price requirement, and if we failed to regain compliance during this period, our securities could have been delisted.
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
•sales of our common stock by us, our directors, executive officers, principal shareholders, our CEO and/or the investors party to the subscription agreements dated March 3, 2021, or expectations of such sales given the release of shares from applicable lock-ups over time;
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
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:
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
We currently intend to take advantage of each of the exemptions described above. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards. It is possible that some investors will find our common stock less attractive as a result, which may result in a less active trading market for our common stock and higher volatility in our stock price. We could be an emerging growth company for up to five fiscal years after the closing of RTPZ’s initial public offering, or until December 31, 2025. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.
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
We depend on the ability of our subsidiaries to transfer funds to us to meet our obligations, and our insurance company subsidiaries’ ability to transfer funds to us is restricted by law.
We are a holding company that transacts a majority of our business through operating subsidiaries. Our ability to meet our operating and financing cash needs could depend on the surplus and earnings of our subsidiaries, and upon the ability of our insurance subsidiaries to transfer funds to us.
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
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. The obligations associated with being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors requires significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
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

At the closing of the Business Combination, we entered into lock-up agreements with (i) the Company Directors and Officers (as defined in the Merger Agreement) (the “Company D&O Lock-Up Agreements”), and (ii) the Major Company Equityholders (as defined in the Merger Agreement) (the “Major Company Equityholders Lock-Up Agreements”).
The Company D&O Lock-Up Agreements contain certain restrictions on transfer with respect to shares of our common stock held by our directors and officers immediately following the closing of the Business Combination (other than shares purchased in the public market or pursuant to the subscription agreements, dated as of March 3, 2021, between RTPZ and certain institutional and accredited investors (the “PIPE Investment”)) and the shares of our common stock issuable to our directors and officers upon settlement or exercise of restricted stock units, stock options or other equity awards outstanding as of immediately following the closing of the Business Combination in respect of equity awards outstanding immediately prior to the closing of the Business Combination (collectively, the “D&O Lock-up Shares”). Such restrictions ceased to apply as to the final tranche of D&O Lock-Up Shares on August 2, 2023.
The Major Company Equityholders Lock-Up Agreements contain certain restrictions on transfer with respect to shares of our common stock held by the Major Company Equityholders immediately following the closing of the Business Combination (the “Major Company Equityholder Lock-Up Shares”). Such restrictions ceased to apply as to the final tranche of the Major Company Equityholder Lock-Up Shares on August 2, 2022.
Sales of formerly restricted shares of our common stock in the public market, or perceptions that they will be sold in the public market following the removal of restrictions on transfer, could cause the trading price of our common stock to decline.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity risk management is a key component of our overarching risk management strategy. Given the susceptibility of our industry to cyber threats and attacks, we regularly encounter attempted attacks of varying types. Both the financial and personal data in our systems, coupled with the dynamic nature of our products and services, make us a potential target. We operate internationally with employees, contractors, vendors, developers, partners, and third parties, which complicates our risk exposures.
Our information security program encompasses policies and controls aimed at mitigating cybersecurity risks. However, we acknowledge the presence of both known and unknown risks, alongside vulnerabilities within our security program. Continuous improvement efforts are integral to enhancing our information security program and overall risk management endeavors.

We employ a risk management framework aligned with relevant laws, regulations, and industry standards to manage cybersecurity risks across our products and services, infrastructure, and organization. Our internal risk assessment processes incorporate various factors, including tracking threat intelligence and identified first- and third-party vulnerabilities, evaluating evolving regulatory requirements, and analyzing internally observed cybersecurity threats and incidents. We regularly conduct an internal risk assessment to evaluate the effectiveness of the security of our systems and of our processes, identify areas for remediation, and explore opportunities for enhancement, such as cloud and endpoint security enhancements, application programming interface (API) security, and contractor access management. We utilize third-party security experts and consultants on an annual basis to assess and improve our cybersecurity risk management tools and processes and to benchmark against industry standards.
Additionally, we maintain a privacy risk management program to evaluate risks associated with the collection, usage, sharing, and storage of customer data. An independent third-party assesses our privacy risk management program, to evaluate efficacy and to benchmark against industry standards.
On an annual basis we obtain an independent assessment and evaluation of the operation of our cybersecurity and privacy programs, as well as the supporting control frameworks. The findings of these independent assessments facilitate our risk-based decision-making, prioritization of cybersecurity countermeasures, and risk mitigation strategies. Our risk mitigation strategies encompass an array of technical and operational measures, complemented by annual cybersecurity and privacy training for all employees.
Additionally, we have specific policies and practices governing third-party security risks, including our third-party risk management (TPRM) program. Under this program, we gather information from relevant third parties to assess potential risks associated with their security controls.
Cybersecurity Governance
Our board of directors oversees our strategic and business risk management, with cybersecurity risk management oversight delegated to the Audit, Risk, and Compliance Committee (the “Committee”). The Committee also oversees risks related to privacy and data use and monitors our compliance with our privacy program. Management is responsible for the ongoing identification, assessment, and management of material cybersecurity risks, along with the implementation of processes for monitoring potential cybersecurity risk exposures, deploying appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to the Committee and to the board of directors.
Tal Hornstein, our Chief Information Security Officer (CISO), leads our cybersecurity program and oversees teams supporting security functions across the company. Mr. Hornstein holds a CISSP certification from ISC2 and has over 20 years of experience in multiple cybersecurity and technology-related roles. He joined Hippo in late 2021 and has been instrumental in designing and executing our entire cybersecurity stack.
Our cybersecurity team monitors prevention, detection, mitigation, and remediation of cybersecurity incidents through technical and operational measures, regularly reporting to the CISO. As a key member of the senior management team, the CISO provides updates to the Committee on the company’s cybersecurity program, including risks, incidents, and mitigation strategies.
Impact of cybersecurity risks on business strategy, results of operations or financial condition
As of the date of this Annual Report, we have not identified any cybersecurity threats materially affecting, or reasonably likely to materially affect, our business strategy, results of operations, or financial situation. However, despite our efforts, we recognize the impossibility of eliminating all cybersecurity risks or guaranteeing the absence of undetected cybersecurity incidents. For additional information about these risks, refer to Part I, Item 1A, "Risk Factors," in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California. We own and occupy an office building in Austin, Texas and also lease facilities under operating leases with various expiration dates in Austin, Texas, Palo

Alto, California, Oakland, California; Dallas, Texas; Bedminster, New Jersey; Tel Aviv, Israel; and Warsaw, Poland. We believe that our facilities are adequate to meet our current needs.

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
On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). On February 28, 2023, Mr. Navon filed a Third Amended Complaint alleging 18 claims for relief. In addition to the original allegations, the Third Amended Complaint alleges fraud, insider-trading, and aiding-and-abetting claims based on the theory that Hippo and Mr. Wand provided Innovius and its principal, Justin Moore, with material nonpublic information about Hippo’s business, as well as conversion claims against Hippo related to the transfer of his shares to Innovius after Innovius exercised the call option.
All claims asserted are based on alleged conduct that occurred prior to Hippo becoming a publicly traded company. Hippo engaged counsel to defend both Hippo and Mr. Wand, and Hippo and Mr. Wand have denied all claims. As a result of the allegations in the Third Amended Complaint, Hippo moved to have the court designate the case as complex. The court granted this motion, took the previously scheduled trial date off the calendar, and trial is now expected to take place in September 2024.
On February 2, 2024, Mr. Navon filed a Fourth Amended Complaint alleging 19 claims for relief. In addition to the previous allegations, the Fourth Amended Complaint alleges securities fraud by affirmative false statements and aiding-and-abetting claims against Hippo, Mr. Wand, Innovius, and Mr. Moore on the theory that Mr. Wand purposely misled Mr. Navon into selling his Hippo shares, and that all defendants were aware of Mr. Wand’s plan to mislead Mr. Navon in an effort to convince him to sell his Hippo shares. On February 16, 2024, Innovius filed eight cross claims against Hippo and Mr. Wand, claiming breach of contract, promissory fraud and aiding and abetting fraud, and Hippo filed three cross claims against Mr. Navon including fraud, fraudulent inducement, negligent misrepresentation, and breach of contract.
The parties are engaged in fact discovery, and Hippo intends to move for summary judgment against the claims alleged in the Fourth Amended Complaint.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock and warrants to purchase common stock trade on the New York Stock Exchange under the symbols “HIPO” and “HIPO WS,” respectively.
Holders
As of February 21, 2024, there were approximately 56 holders of record of the Company’s common stock.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2023.
Issuer Purchases of Equity Securities
In March 2023, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock. The share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions. There were no share repurchases in the three months ended December 31, 2023. As of December 31, 2023, the Company had $48.2 million remaining under the share repurchase authorization.
Performance Graph
The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Hippo Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Holdings Inc. and its consolidated subsidiaries. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022.
Overview
Hippo is an insurance holding company with subsidiaries that provide property and casualty insurance products to both individuals and business customers. We conduct our operations through three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program. We offer our services primarily in the United States.
In the third quarter of 2023 we began taking several actions to lower the volatility of our Hippo Homeowners Insurance Program portfolio in light of the significant catastrophe losses we experienced in the second quarter, including raising rates on a portion of our renewal business, increasing deductibles for wind and hail perils, selectively non-renewing policies in certain regions, and instituting a nationwide pause on underwriting new premiums for our HO3 business as we examine our risk appetite. We also launched an expense reduction initiative across the Company, including a reduction in staff which we announced in October 2023.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 22 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”
Reinsurance
We utilize reinsurance primarily to support the growth of our new and renewal insurance business, to reduce the volatility of our earnings, and to optimize our capital management.
As an MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker and Spinnaker Specialty Insurance Company (“SSIC”) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a significant portion of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” reinsurance treaty.
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
Proportional Reinsurance Treaties — Hippo Home Insurance Program
For our primary homeowners reinsurance treaty commencing in 2023, we secured proportional reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we retained approximately 40% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation.
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
For our primary homeowners reinsurance treaty that commenced in 2021, we secured proportional reinsurance from a diverse panel of third-party reinsurers with AM Best ratings of “A-” Excellent or better. A total of approximately 12% of the premium was retained either by Spinnaker or RHS, which aligns our interests with third-party reinsurers. Two of the reinsurers, representing approximately one-third of the programs, provided three-year agreements.
We also seek to further reduce our risk retention through purchases of non-proportional reinsurance described below.
Non-Proportional Reinsurance — Hippo Home Insurance Program
We also purchased non-proportional excess of loss catastrophe coverage (“XOL”) reinsurance which includes traditional reinsurance protection, catastrophe bonds, and industry loss warranty products. Through our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
In May 2023, we secured new catastrophe protection through a per occurrence XOL reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement. The reinsurance agreement provides us with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to us for losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and winter storms on business produced through the Hippo MGA. Under the terms of the reinsurance agreement, we are obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed our actual losses from such event.
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
Other Reinsurance
Spinnaker also purchased reinsurance for programs written by MGAs other than Hippo through our Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by us in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchased a corporate catastrophe XOL program that attaches above the reinsurance programs protecting the business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bonds described above inures to the benefit of this contract. This program provides us protection from catastrophes that could impact a large number of insurance policies underwritten by us or other MGAs. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year return period. This reinsurance protects us from all but the most severe catastrophic events.
We also purchased reinsurance from the State Board of Administration in Florida via the Florida Hurricane Catastrophe Fund (the “FHCF”) and the Reinsurance to Assist Policyholders (the “RAP”) program for residential hurricane losses in the State of Florida. This coverage is provided and required by the State of Florida and protects business written by Hippo as well as other MGAs. We currently purchase reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
Fiscal Year 2024 Reinsurance Programs
Proportional Reinsurance — Hippo Home Insurance Program
For our Hippo primary homeowners’ reinsurance program commencing in 2024, we elected not to purchase proportional reinsurance. Based on our growing confidence in the profitability and predictability of our underwriting results, we decided to retain more of the exposure and associated premium. Effective January 1, 2024, we also elected to cut off 25% participation on the 2023 proportional reinsurance treaty and retain the remaining exposure and related premiums.
For business produced through our builder channel in 2024, we purchased proportional reinsurance from one third-party reinsurer and expect to retain approximately 85% of the premium and associated risk, before purchasing catastrophe protection. All reinsurance obligations are appropriately collateralized. The reinsurance contracts are subject to contingent commission adjustments and a loss occurrence limit, which aligns our interests with that of the reinsurer.
We also seek to further protect our balance sheet through the purchase of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
Non-Proportional Reinsurance — Hippo Home Insurance Program
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
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. For Hippo home insurance policies, we seek to minimize the volatility of our portfolio and are currently in the process of analyzing overall underwriting results for the segment, taking actions as needed. Our short-term focus is on attracting new customers to our licensed insurance agency to purchase non-Hippo policies and to our home care offerings, although over time we expect to strategically return to Hippo underwritten policies as our underwriting actions take hold. We intend to continue to drive new customer growth by highlighting our consumer-

focused approach to home protection and insurance across multiple distribution channels, regardless of whether the customer is a Hippo policyholder. In particular, we seek to grow by:
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
Although the COVID-19 pandemic and the various responses to it created significant worldwide volatility, uncertainty and economic disruption over the past few years, recently there has been a return to more normal societal interactions, including in the way we operate our business. We cannot predict the future impacts of the COVID-19 pandemic or any new public health events. See Part I, Item 1A. “Risk Factors” for more information.
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
Our ability to retain customers will depend on a number of factors, including our customers’ satisfaction with our products, the offerings of our competitors, and our ability to continue delivering exceptional customer service and support.
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
Our Ability to Expand Fee Income and Premium Through Cross-Sales to Existing Customers

One of our strategies to increase the value we are providing to our customers is to offer incremental services to assist our customers in better maintaining and protecting their homes. As we roll out these services, we expect to be able to generate incremental, non-risk-based service and fee income from our existing customers. We expect these home protection services not only to generate incremental revenue, but also to reduce losses for our customers, and—by implication—our loss ratios. Our success in expanding revenue and reducing losses by offering these services depends on our ability to market these services, our operational ability to deliver value to our customers, and the ability of these services to reduce the probability of loss for an average homeowner.
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
Gross Written Premium
Gross written premium is the amount received or to be received for insurance policies written or assumed by us and our affiliates as a carrier or captive reinsurer, without reduction for policy acquisition costs, reinsurance costs, or other deductions. The volume of our gross written premium in any given period is generally influenced by:
•New business submissions;
•Binding of new business submissions into policies;
•Bound policies going effective;
•Renewals of existing policies; and
•Average size and premium rate of bound policies.

Ceded Written Premium
Ceded written premium is the amount of gross written premium written or assumed by us and our affiliates as a carrier that we cede to reinsurers. We enter into reinsurance contracts to limit our exposure to losses, as well as to provide additional capacity for growth. Ceded written premium is treated as a reduction from gross written premium. The volume of our ceded written premium is impacted by the level of our gross written premium and decisions we make to increase or decrease retention levels.
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium for insurance policies written or assumed by us and less the earned portion of ceded written premium (any portion of our gross written premium that is ceded to third-party reinsurers under our reinsurance agreements). We earn written premiums on a pro-rata basis over the term of the policies.
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. We have underwriting authority and responsibility for administering claims (see Claim Processing Fees below) and we work with affiliated and unaffiliated carrier platforms who pay us a commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of commission, and remit the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing our portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
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
c.Ceding Commission: We receive commission based on the premium we cede to third-party reinsurers for the reimbursement for our acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on our statements of operations and comprehensive loss. For the policies that we write on our own carrier as MGA, we recognize this commission as ceding commission on the statement of operations and comprehensive loss. We earn commission on reinsurance premium ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. We record the portion of ceding commission income, which represents reimbursement of successful direct acquisition costs related to the underlying policies, as an offset to the applicable direct acquisition costs.

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
Insurance-Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-based compensation and benefits) of our underwriting teams, amortization of capitalized internal use software, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.

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
Sales and Marketing
Sales and marketing expenses primarily consist of sales commission, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. Sales and marketing expenses also include allocated facility costs and related overhead based on headcount.
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
Other (Income) Expense
Other (income) expense primarily consists of certain fair value adjustments and other non-operating income expenses.
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

	Years Ended December 31,
	2023	2022
	($ in millions)
Total Generated Premium	$1,134.3	$811.1
Total Revenue	209.7	119.7
Net Loss attributable to Hippo	(273.1)	(333.4)
Adjusted EBITDA	(200.6)	(206.4)
Gross Loss Ratio	71%	76%
Net Loss Ratio	169%	239%
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
Our Total Generated Premium for the year ended December 31, 2023 grew 40% year-over-year to $1,134.3 million from $811.1 million for the year ended December 31, 2022. The growth was driven primarily by growth of non-Hippo written premium supported by our insurance company, Spinnaker, maintaining solid premium retention levels, achieving planned premium rate increases, premium growth in our licensed insurance agencies, and premium growth for policies placed with third-party insurance companies.
The following table presents Total Generated Premium for the years ended December 31, 2023 and 2022 (in millions):

	2023	2022	Change
Gross Written Premium	$847.3	$629.9	$217.4
Gross Placed Premium	287.0	181.2	105.8
Total Generated Premium	$1,134.3	$811.1	$323.2
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, restructuring charges, impairment expense, other non-cash fair market value adjustments, contingent consideration for one of our acquisitions, and other transactions, which may include certain legal fees and settlement costs, that we consider to be unique in nature.
For the year ended December 31, 2023, adjusted EBITDA loss was $200.6 million, a decrease of $5.8 million compared to $206.4 million for the year ended December 31, 2022, The decrease was primarily due to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 reinsurance treaty compared to 2022, a lower net loss ratio, and a decrease in advertising costs. These improvements in adjusted EBITDA were partially offset by an increase in losses due primarily to an increase in Property Claims Services (“PCS”) catastrophic weather and other weather loss experience and insurance related costs due to the overall growth of our total book of business.
The following table provides a reconciliation of net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Years Ended December 31,
	2023	2022

Net loss attributable to Hippo	$(273.1)	$(333.4)
Adjustments:
Net investment income	(23.1)	(9.0)
Depreciation and amortization	19.8	15.2
Stock-based compensation	57.5	61.9
Fair value adjustments	(1.5)	(4.0)
Contingent consideration charge	6.0	4.1
Other one-off transactions	7.8	2.2
Income taxes expense	0.5	1.3
Restructuring charges	2.6	1.8
Impairment charges	2.9	53.5
Adjusted EBITDA	$(200.6)	$(206.4)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Years Ended December 31,
	2023	2022
Gross Losses and LAE	$543.5	$409.7
Gross Earned Premium	769.3	541.5
Gross Loss Ratio	71%	76%
The following table provides a reconciliation of Gross Loss Ratio by named event PCS and non-PCS events.

	Years Ended December 31,
	2023	2022
PCS losses	20%	18%
Non-PCS losses	51%	58%
Gross loss ratio	71%	76%
For the year ended December 31, 2023, our Gross Loss Ratio was 71% net of a prior year favorable development of 1 percentage point relating to non-PCS events and 2 percentage points relating to PCS events, compared with 76% net of a prior year favorable development of 8 percentage points relating to non-PCS events and 9 percentage points relating to PCS events for the year ended December 31, 2022. Excluding the impact of prior year reserve releases, gross loss ratio was 74% compared to 93% in the prior year. The decrease reflected the benefits of the pricing and underwriting actions we took in calendar years 2022 and 2023. We expect continued improvement as these actions have more time to impact our financial results.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Years Ended December 31,
	2023	2022
Net Losses and LAE	$181.7	$101.4
Net Earned Premium	107.5	42.5
Net Loss Ratio	169%	239%
For the year ended December 31, 2023, our Net Loss Ratio was 169% net of a prior year favorable development of 2 percentage points relating to PCS events and no favorable development for non-PCS events, compared with 239% net of a prior year favorable development of 14 percentage points relating to non-PCS events and 14 percentage points relating to PCS events for the year ended December 31, 2022. The decrease from prior year was also due to the positive impact of our underwriting and pricing actions on our Non-PCS losses, the increase in our net earned premium as a result of higher premium retention on our 2023 reinsurance treaty, and the growth of our total book of business.
Segment Information

	Year Ended December 31, 2023
	($ in millions)
	Services		Insurance-as-a-Service		Hippo Home Insurance Program		Intersegment Eliminations(1)	Total
Total Generated Premium	$459.7		$513.9		$360.5		$(199.8)	$1,134.3
Total Revenue	44.3	—	70.7	—	102.1	—	(7.4)	209.7
Adjusted operating income (loss)	(37.6)	—	18.3	—	(180.3)	—	(1.0)	(200.6)

	Year Ended December 31, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$358.0	$278.6	$366.3	$(191.8)	$811.1
Total Revenue	36.9	37.0	63.9	(18.1)	119.7
Adjusted operating income (loss)	(49.0)	5.4	(162.8)	—	(206.4)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
Segment adjusted operating income (loss) is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 22 of the accompanying consolidated financial statements for additional information on segments and a reconciliation of Segment adjusted operating income (loss) to net loss attributable to Hippo.
Services
For the year ended December 31, 2023, our Services segment had Total Generated Premium of $459.7 million, an increase of 28% from $358.0 million over the prior year period, while revenue was $44.3 million, an increase of 20% from $36.9 million over the prior year period. The growth was driven primarily by the growth in our builder channel for new and renewal business, as we maintain higher premium retention rates and experienced premium rate increases. The growth was also due to the growth in the total book of business in our aggregator channel. Our adjusted operating loss was $37.6 million, a decrease of 23% compared to a loss of $49.0 million in the prior year period due primarily to the increase in revenue as noted above, as well as a decrease in sales and marketing costs, partially offset by an increase in technology and development costs.
Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the year ended December 31, 2023, our Insurance-as-a-Service segment’s Total Generated Premium was $513.9 million, an increase of 84% from $278.6 million over the prior year period, while revenue was $70.7 million, an increase of 91% from $37.0 million over the prior year period. The growth was driven primarily by the performance of both new and existing programs. Adjusted operating income was $18.3 million, an increase of 239% compared to $5.4 million in the prior year period due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses due to the growth of the book of business.
Hippo Home Insurance Program
For the year ended December 31, 2023, our Hippo Homeowners Insurance Program had Total Generated Premium of $360.5 million, a decrease of 2% from $366.3 million over the prior year period, while revenue was $102.1 million, an increase of 60% from $63.9 million over the prior year period. The increase in revenue was due primarily to higher earned premiums, partially offset by a decrease in commission income, net, reflecting changes in our 2023 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. There was also an increase in investment income due to an increase in yields. The increase in revenue from earned premiums was partially offset by an increased cost of XOL premiums for our catastrophic coverage, which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the years ended December 31, 2023 and 2022, $31.1 million and $25.8 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $180.3 million, an increase of 11% compared to a loss of $162.8 million in the prior year period. The increase in adjusted operating loss was due primarily to an increase in PCS catastrophic weather and other weather loss experience due primarily to five major wind and hail events in Colorado and Texas during the second quarter of 2023, partially offset by a decrease in other operating expenses and an increase in revenue, as noted above.
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

	Years Ended December 31,
	2023	2022

Non-PCS	62%	62%
PCS	39%	21%
HPGLR	101%	83%

For the year ended December 31, 2023, HPGLR was 101% compared to 83% in the prior year. Excluding the impact of prior year reserve releases, HPGLR was 103% compared to 107% in the prior year.
Excluding the impact of prior year reserve releases, the PCS component of HPGLR for the year ended December 31, 2023 was 41% compared to 34% in the prior year. The increase reflected PCS catastrophic weather and other weather loss experience due primarily to five major wind and hail events in Colorado and Texas during the second quarter of 2023.
Excluding the impact of prior year reserve releases, the Non-PCS component of HPGLR for the year ended December 31, 2023 was 63% compared to 73% in the prior year. The decrease reflected the benefits of the pricing and underwriting actions we took in calendar years 2022 and 2023. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods indicated (dollars in millions):

	Year Ended December 31,
	2023	2022	Change	% Change
Revenue:
Net earned premium	$107.5	$42.5	$65.0	153%
Commission income, net	63.4	54.3	9.1	17%
Service and fee income	15.7	13.9	1.8	13%
Net investment income	23.1	9.0	14.1	157%
Total revenue	209.7	119.7	90.0	75%
Expenses:
Losses and loss adjustment expenses	181.7	101.4	80.3	79%
Insurance related expenses	79.1	59.9	19.2	32%
Technology and development	47.0	57.5	(10.5)	(18)%
Sales and marketing	80.1	101.8	(21.7)	(21)%
General and administrative	79.6	71.5	8.1	11%
Impairment and restructuring charges	5.5	55.3	(49.8)	(90)%
Other income, net	(0.8)	(2.5)	1.7	(68)%
Total expenses	472.2	444.9	27.3	6%
Loss before income taxes	(262.5)	(325.2)	62.7	(19)%
Income taxes expense	0.5	1.3	(0.8)	(62)%
Net loss	(263.0)	(326.5)	63.5	(19)%

Net income attributable to noncontrolling interests, net of tax	10.1	6.9	3.2	46%
Net loss attributable to Hippo	$(273.1)	$(333.4)	$60.3	(18)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	4.1	(6.3)	10.4	(165)%
Comprehensive loss attributable to Hippo	$(269.0)	$(339.7)	$70.7	(21)%
Comparison of the Year Ended December 31, 2023 and 2022
Net Earned Premium
For the year ended December 31, 2023, net earned premium was $107.5 million, an increase of $65.0 million compared to $42.5 million for the year ended December 31, 2022. The increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the years ended December 31, 2023 and 2022, $53.9 million and $23.1 million, respectively, was offset against earned premium for XOL.

The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the years ended December 31, 2023 and 2022 (in millions).

	Year Ended December 31,
	2023	2022	Change
Gross written premium	847.3	$629.9	$217.4
Ceded written premium	(687.7)	(580.3)	(107.4)
Net written premium	159.6	49.6	110.0
Change in unearned premium	(52.1)	(7.1)	(45.0)
Net earned premium	$107.5	$42.5	$65.0
Commission Income, Net
For the year ended December 31, 2023, commission income was $63.4 million, an increase of $9.1 million, or 17%, compared to $54.3 million for the year ended December 31, 2022. The increase was due primarily to an increase in carrier fronting fees of $8.5 million and agency commissions of $7.2 million, both of which grew due to the year-over-year growth of our total book of business. This was partially offset by a decrease in ceding commission of $7.1 million due to an increase in our premium retention, which decreases ceding commission, compared to the prior year.
Service and Fee Income
For the year ended December 31, 2023, service and fee income was $15.7 million, an increase of $1.8 million, or 13%, compared to $13.9 million for the year ended December 31, 2022. The increase was due primarily to an increase in revenue fee sharing arrangements and non-inspection policy fees.
Net Investment Income
For the year ended December 31, 2023, net investment income was $23.1 million, an increase of $14.1 million, or 157%, compared to $9.0 million for the year ended December 31, 2022. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Losses and Loss Adjustment Expenses
For the year ended December 31, 2023, loss and loss adjustment expenses were $181.7 million, an increase of $80.3 million, or 79%, compared to $101.4 million for the year ended December 31, 2022. The increase was due primarily to an increase in our total book of business and higher premium retention rates, as well as an increase in PCS catastrophic weather, other weather loss experience, and our loss participation features. For the year ended December 31, 2023, we recorded a net reserve release of $2.0 million related to prior accident years, compared with $11.8 million for the year ended December 31, 2022.
Insurance-Related Expenses
For the year ended December 31, 2023, insurance-related expenses were $79.1 million, an increase of $19.2 million, or 32%, compared to $59.9 million for the year ended December 31, 2022. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $14.5 million due to the growth of our business and an increase in amortization expense attributable to capitalized internal use software of $4.1 million.
The primary components of insurance related expenses are listed below (in millions):

	Year Ended December 31,
	2023	2022
Amortization of deferred direct acquisition costs, net	$32.3	$17.8
Employee-related costs	12.5	12.5
Underwriting costs	6.6	7.8
Amortization of capitalized internal use software	13.1	9.0
Other	14.6	12.8
Total	$79.1	$59.9
Direct acquisition costs were $88.5 million for the year ended December 31, 2023, of which $56.2 million were offset by ceding commission income.
Direct acquisition costs were $56.5 million for the year ended December 31, 2022, of which $38.7 million were offset by ceding commission income.
Technology and Development Expenses
For the year ended December 31, 2023, technology and development expenses were $47.0 million, a decrease of $10.5 million, or 18%, compared to $57.5 million for the year ended December 31, 2022. The decrease was due primarily to a decrease in stock-based compensation of $6.7 million, driven by performance RSUs related to an acquisition fully vesting in the prior year. The decrease was also due to a decrease in consultants’ costs of $2.1 million.
Sales and Marketing Expenses
For the year ended December 31, 2023, sales and marketing expenses were $80.1 million, a decrease of $21.7 million, or 21%, compared to $101.8 million for the year ended December 31, 2022. The decrease was due primarily to a decrease in advertising costs of $16.6 million, a decrease in consultants’ costs of $2.8 million, and a decrease in employee related expenses of $2.5 million driven by a reduction in headcount compared to the prior year.
General and Administrative Expenses
For the year ended December 31, 2023, general and administrative expenses were $79.6 million, an increase of $8.1 million, or 11%, compared to $71.5 million for the year ended December 31, 2022. The increase was due primarily to an increase in stock-based compensation of $4.8 million, partially driven by charges related to the repricing of options during the first quarter of 2023. There was also an increase in legal costs of $2.8 million.
Impairment and Restructuring Charges
For the year ended December 31, 2023, impairment and restructuring charges were $5.5 million, a decrease of $49.8 million, or 90%, compared to $55.3 million for the year ended December 31, 2022. The charges for the year ended December 31, 2023 consisted of $2.6 million of severance and other personnel costs associated with the reduction in workforce and $2.9 million related to the impairment of a lease right-of-use asset due to abandonment of leased office space. The charges for the year ended December 31, 2022 consisted of $53.5 million related to the impairment of goodwill and $1.8 million related to severance and other personnel costs associated with a reduction in workforce. During the year ended December 31, 2022, management identified quantitative and qualitative factors that collectively indicated we had a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. Based on these events, we concluded that a triggering event occurred and performed an interim quantitative impairment test as of December 31, 2022. Based upon the results of the impairment test, we recognized the goodwill impairment charge to write off the remaining goodwill balance.
Other (Income) Expense
For the year ended December 31, 2023, other income was $0.8 million, a decrease of $1.7 million compared to $2.5 million for the year ended December 31, 2022. The decrease in other income was due primarily to changes in the fair market value on the outstanding public and private placement warrants of $3.8 million, partially offset by a step-up gain of $1.3 million related to our previously held equity method investments acquired during the year and a decrease in other expenses of $0.8 million.
Income Taxes
For the year ended December 31, 2023, income tax expense was $0.5 million, a decrease of $0.8 million, compared to $1.3 million for the year ended December 31, 2022. The decrease was due primarily to recognizing a deferred tax benefit related to foreign income taxes in the current year.
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of December 31, 2023, we had $195.1 million of cash and restricted cash and $348.8 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of December 31, 2023, is $17.4 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$(92.4)	$(161.5)	$69.1
Investing activities	$57.6	$(405.9)	$463.5
Financing activities	$(14.6)	$(6.8)	$(7.8)
Operating Activities
Cash used in operating activities was $92.4 million for the year ended December 31, 2023, a decrease of $69.1 million from $161.5 million for the year ended December 31, 2022. The decrease in cash used in operations was due primarily to higher premium retention which benefits working capital.
Investing Activities
Cash provided by investing activities was $57.6 million for the year ended December 31, 2023, due primarily to proceeds from the maturities and sales of investments, partially offset by purchases of investments and the purchase of an office building.
Cash used in investing activities was $405.9 million for the year ended December 31, 2022, due primarily to purchases of investments, partially offset by proceeds from the maturities of investments.

Financing Activities
Cash used in financing activities was $14.6 million for the year ended December 31, 2023, due primarily to distributions to noncontrolling interests, taxes paid related to net share settlement of equity awards, and acquisitions of noncontrolling interests.
Cash used in financing activities was $6.8 million for the year ended December 31, 2022, due primarily to taxes paid related to net share settlement of equity awards and payments of contingent consideration.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than an increase in Unpaid Loss and Loss Adjustment Expense, and the purchase of office space as noted in Note 8. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
Critical Accounting Estimates
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
Significant Assumptions Employed in the Recording of the Loss and Loss Adjustment Expense Reserve
The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses as of December 31, 2023 are historical aggregate claim reporting and payment patterns, which is assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, wind and hail events, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, and social and economic patterns.
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
The following table summarizes gross and net reserves for unpaid loss and LAE as of December 31, (in millions):

	December 31, 2023		December 31, 2022
	Gross	Net	Gross	Net
Loss and loss adjustment reserves
IBNR	$217.2	$72.5	$200.6	$47.4
Case reserves	105.3	28.6	93.2	17.6
Total reserves	$322.5	$101.1	$293.8	$65.0
Sensitivity Analysis
The table below shows the impact on the loss and loss adjustment expense reserve based on reasonably likely changes to our held unpaid amounts after consideration of our proportional and non-proportional reinsurance as of December 31, 2023 (in millions).

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
Impact on:
Loss and loss adjustment expense reserves, net	$14.0	$(13.8)
For additional information refer to Note 11, Reinsurance, of the audited consolidated financial statements.
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
For additional information refer to Note 12, Geographical Breakdown of Gross Written Premium, to the audited consolidated financial statements.
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
As of December 31, 2023, we have U.S. federal and state NOL carryforwards of $719.8 million and $326.7 million, respectively. We have $166.2 million of Dual Consolidated Losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period so that federal NOLs generated in tax years after December 31, 2017 do not expire. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply. For additional information refer to Note 17, Income Taxes, to the audited consolidated financial statements.
For additional information refer to Note 17, Income Taxes, to the audited consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIPPO HOLDINGS INC.

Schedules are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hippo Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hippo Holdings Inc. (the "Company") as of December 31, 2023, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Costa Mesa, California
March 6, 2024

We have served as the Company's auditor since 2023.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2019

San Francisco, California

March 2, 2023,

except for Note 22, as to which the date is

March 6, 2024

HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2023	2022

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $164.6 million and $127.3 million, respectively)	$161.7	$121.1
Short-term investments	187.1	324.8
Total investments	348.8	445.9
Cash and cash equivalents	142.1	194.5
Restricted cash	53.0	50.0
Accounts receivable, net of allowance of $0.5 million and $0.3 million, respectively	145.2	107.2
Reinsurance recoverable on paid and unpaid losses and LAE	281.3	286.3
Prepaid reinsurance premiums	335.6	309.9
Ceding commissions receivable	73.8	45.8
Capitalized internal use software	48.4	38.8
Intangible assets	27.3	26.9
Other assets	69.2	63.6
Total assets	$1,524.7	$1,568.9
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$322.5	$293.8
Unearned premiums	419.2	341.3
Reinsurance premiums payable	260.1	207.1
Provision for commission	24.7	5.0
Accrued expenses and other liabilities	113.5	128.2
Total liabilities	1,140.0	975.4
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 24,148,308 and 23,201,434 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,615.2	1,558.0
Accumulated other comprehensive loss	(2.9)	(7.0)
Accumulated deficit	(1,234.4)	(961.1)
Total Hippo stockholders' equity	377.9	589.9
Noncontrolling interest	6.8	3.6
Total stockholders’ equity	384.7	593.5
Total liabilities and stockholders’ equity	$1,524.7	$1,568.9
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)

	Year Ended December 31,
	2023	2022

Revenue:
Net earned premium	$107.5	$42.5
Commission income, net	63.4	54.3
Service and fee income	15.7	13.9
Net investment income	23.1	9.0
Total revenue	209.7	119.7
Expenses:
Losses and loss adjustment expenses	181.7	101.4
Insurance related expenses	79.1	59.9
Technology and development	47.0	57.5
Sales and marketing	80.1	101.8
General and administrative	79.6	71.5
Impairment and restructuring charges	5.5	55.3
Other income, net	(0.8)	(2.5)
Total expenses	472.2	444.9
Loss before income taxes	(262.5)	(325.2)
Income taxes expense	0.5	1.3
Net loss	$(263.0)	$(326.5)
Net income attributable to noncontrolling interests, net of tax	10.1	6.9
Net loss attributable to Hippo	$(273.1)	$(333.4)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	4.1	(6.3)
Comprehensive loss attributable to Hippo	$(269.0)	$(339.7)

Per share data:
Net loss attributable to Hippo – basic and diluted	$(273.1)	$(333.4)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	23,578,922	22,747,101
Net loss per share attributable to Hippo - basic and diluted	$(11.58)	$(14.66)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements Stockholders’ Equity
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	22,601,245	—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net Loss	—	—	—	—	(333.4)	(333.4)	6.9	(326.5)
Other comprehensive loss	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Issuance of common stock from stock plans and contingently issuable shares	558,314	—	4.9	—	—	4.9	—	4.9
Issuance of common stock for earnout from acquisition	45,474	—	—	—	—	—	—	—
Repurchases of common stock	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(3.9)	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	68.7	—	—	68.7	—	68.7
Other	—	—	—	—	0.3	0.3	(5.4)	(5.1)
Balance at December 31, 2022	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net Loss	—	—	—	—	(273.1)	(273.1)	10.1	(263.0)
Other comprehensive income	—	—	—	4.1	—	4.1	—	4.1
Issuance of common stock from stock plans and contingently issuable shares	1,047,668	—	3.3	—	—	3.3	—	3.3
Repurchases of common stock	(100,794)	—	(1.8)	—	—	(1.8)	—	(1.8)
Shares withheld related to net share settlement	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Stock-based compensation expense	—	—	63.1	—	—	63.1	—	63.1
Acquisitions of noncontrolling interests	—	—	(2.7)	—	—	(2.7)	(0.5)	(3.2)
Other	—	—	—	—	(0.2)	(0.2)	(6.4)	(6.6)
Balance at December 31, 2023	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(263.0)	$(326.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19.8	15.2
Stock–based compensation expense	57.5	61.9
Other changes in fair value	(1.5)	(4.0)
Change in fair value of contingent consideration liability	6.0	4.1
Impairment charges	2.9	53.5
Other non-cash items	(7.4)	(3.0)
Changes in assets and liabilities:
Accounts receivable, net	(38.0)	(50.9)
Reinsurance recoverable on paid and unpaid losses and LAE	5.0	(19.4)
Ceding commissions receivable	(28.0)	(4.2)
Prepaid reinsurance premiums	(25.7)	(78.3)
Other assets	6.2	8.9
Provision for commission	19.7	(7.3)
Accrued expenses and other liabilities	(5.5)	19.6
Loss and loss adjustment expense reserves	28.7	33.0
Unearned premiums	77.9	88.2
Reinsurance premiums payable	53.0	47.7
Net cash used in operating activities	(92.4)	(161.5)
Cash flows from investing activities:
Capitalized internal use software costs	(17.1)	(14.8)
Purchases of property and equipment	(29.6)	(4.9)
Purchases of fixed maturities	(55.3)	(88.8)
Maturities of fixed maturities	15.6	10.2
Sales of fixed maturities	3.2	6.5
Purchases of short-term investments	(354.3)	(704.2)
Maturities of short-term investments	471.6	391.4
Sales of short-term investments	26.7	0.7
Other	(3.2)	(2.0)
Net cash provided by (used in) investing activities	57.6	(405.9)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(4.7)	(3.9)
Proceeds from issuance of common stock	2.8	4.1
Share repurchases under program	(1.8)	—
Payments of contingent consideration	(1.3)	(1.7)
Acquisitions of noncontrolling interests	(3.2)	—
Distributions to noncontrolling interests and other	(6.4)	(5.3)
Net cash used in financing activities	(14.6)	(6.8)

Net decrease in cash, cash equivalents, and restricted cash	(49.4)	(574.2)
Cash, cash equivalents, and restricted cash at the beginning of the period	244.5	818.7
Cash, cash equivalents, and restricted cash at the end of the period	$195.1	$244.5
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
The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of personal and commercial insurance products. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company ("SSIC”), a Texas domiciled authorized surplus lines insurance company, and Mainsail Insurance Company (“MIC”), a Texas domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company also owns RH Solutions Insurance (Cayman) Ltd. (“RHS”), a Cayman domiciled captive insurance company, which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers, a majority of which is for business written through Hippo Analytics Inc. Through Spinnaker or RHS, the Company also retains a portion of the proportional direct insurance risk for programs underwritten by third parties. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The insurance products offered through Hippo Analytics Inc. primarily include homeowners’ insurance policies that protect customers from the risks of fire, wind, and theft. Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. The Company’s other non-insurance subsidiaries offer service contracts, home health check-ups, and home care advice.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, warrant liabilities, contingent consideration liabilities, acquired intangible assets and goodwill, deferred tax assets, and uncertain tax positions. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
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
During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the allocation of purchase consideration and to the fair values of assets acquired and liabilities assumed to the extent that additional information becomes available. After this period, any subsequent adjustments are recorded in the Consolidated Statements of Operations and Comprehensive Loss.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

sheets. Unremitted insurance premiums and claims held in a fiduciary capacity and the obligation to remit these funds is recorded as fiduciary liabilities within accrued expenses and other liabilities in the consolidated balance sheets.
Investments
The Company has categorized its investment portfolio as available-for-sale and has reported the portfolio at fair value, adjusted for allowance for expected credit losses, with unrealized gains and losses, net of tax, reported as an amount in other comprehensive loss. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Amortization of premium and accretion of discount are computed using the scientific method (constant yield to worst). Realized gains and losses are determined using specific identification method and included in the determination of income. Net investment income includes interest and dividend income, amortization and accretion of investment premiums and discounts, respectively, realized gains and losses on sales of securities, and changes in the allowance for expected credit losses in the fair value of securities, if any.
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
The Company did not identify any available-for-sale securities as of December 31, 2023 which presented a risk of loss due to credit deterioration of the security.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Write-offs of receivables have not been material to the Company during the years ended December 31, 2023 and 2022.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Reinsurance
Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”), represent paid losses and LAE and reserves for unpaid losses and LAE ceded to reinsurers that are subject to reimbursement under reinsurance treaties. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Historically, the Company has not experienced any credit losses from reinsurance recoverables as of December 31, 2023 and 2022 respectively. The Company evaluates its reinsurance recoverables on a quarterly basis for risk of loss due to credit deterioration, including evaluating historical collection trends, reinsurer credit ratings, and other economic factors that may affect collectability of its reinsurance receivables due to credit deterioration To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no material allowance for uncollectible reinsurance recoverable.
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
The Company amortized deferred policy acquisition costs of $32.3 million and $17.8 million for the years ended December 31, 2023 and 2022, respectively.
Premium Deficiency

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company considers anticipated investment income when determining if a premium deficiency exists. The Company did not recognize a premium deficiency at December 31, 2023 and 2022.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and is reflected within other assets on the consolidated balance sheets. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of thirty-nine years for buildings, five years for furniture, fixtures, and equipment, and three years for computer equipment. Leasehold improvements are also depreciated using the straight-line method and are amortized over the shorter of the remaining term of the lease or the useful life of the improvement. Depreciation expense totaled $2.3 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.
Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed as incurred. Upon sale or retirement, the cost and related accumulated depreciation is removed from the related accounts, and the resulting gain or loss, if any, is reflected in other (income) expense in the consolidated statements of operations and comprehensive loss.
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
Capitalized Internal Use Software
The Company capitalizes the costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of five years. Costs incurred prior to meeting these criteria, in addition to costs incurred for training and maintenance, are expensed as incurred. The amortization expense is recognized within insurance related expenses in the Company's statement of operations and comprehensive loss.

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
Amortization and Impairment
Intangible assets with finite useful lives are amortized over their estimated useful lives in the consolidated statements of operations and comprehensive loss. The amortization expense is included in technology and development expenses for developed technology and sales and marketing expenses for customer relationships, agency relationships, carrier relationships, and other.
Indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more frequently if necessary. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the asset’s carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no material impairment losses recognized on indefinite-lived intangible assets during the years ended December 31, 2023 and 2022. Refer to Note 5 for impairment charges related to goodwill recorded during the year ended December 31, 2022.
The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairment losses recognized on long-lived assets during the years ended December 31, 2023 and 2022.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Commission Income, net
Commission income, net includes:
1.Managing General Agent (“MGA”) Commission: The Company operates as an MGA for multiple insurers. The Company designs and underwrites insurance products on behalf of the insurers culminating in the sale of insurance policies. The Company earns recurring commission and policy fees associated with the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

policies they sell. The Company has underwriting authority and responsibility for administering claims, (see Claim Processing Fees below) and works with affiliated and unaffiliated carrier platforms who pay the Company a commission in exchange for the opportunity to take that risk on their balance sheets. The Company’s performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, the Company charges policy fees and inspection fees (see Service and Fee Income below), retains its share of commission, and remits the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing the Company’s portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
The MGA commission is subject to adjustments, higher or lower (commonly referred to as “commission slide”), depending on the underwriting performance of the policies placed by us. The Company is required to return a portion of its MGA commission due to commission slide on the policies placed as an MGA if the underwriting performance varies due to higher Hippo programs’ loss ratio from provisional performance of the Hippo programs’ loss ratio. The Company also returns a portion of its MGA commission if the policies are cancelled before the term of the policy. Accordingly, the Company reserves for commission slide using estimated Hippo programs’ loss ratio performance, or a cancellation reserve as a reduction of revenue for each period presented in its statements of operations and comprehensive loss.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Disaggregated Revenue
The following table disaggregates the Company’s revenues by major source (in millions):

	Year Ended December 31,
	2023	2022
Net earned premium	$107.5	$42.5
Agency commissions, net	23.8	16.7
Ceding commissions, net	38.9	37.6
Policy fees	12.0	11.1
MGA commissions, net	0.1	—
Claims processing fees	0.6	—
Other revenue	3.7	2.8
Net investment income	23.1	9.0
Total revenue, net	$209.7	$119.7
Materially all revenues for the years ended December 31, 2023 and 2022 are from business conducted in the United States.
Insurance-Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-based compensation and benefits) of our underwriting teams, amortization of capitalized internal use software, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
Technology and Development

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development also includes allocated facility costs and related overhead based on headcount.
Sales and Marketing
Sales and marketing expenses primarily consist of sales commissions, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. The Company expenses advertising costs as incurred. Sales and marketing also include allocated facility costs and related overhead based on headcount. Advertising costs were $10.2 million and $26.9 million for the years ended December 31, 2023 and 2022, respectively.
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
Other (Income) Expense
Other (income) expense primarily consists of certain fair value adjustments and other non-operating income expenses.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense based on the estimated fair value of equity-based payment awards on the date of grant using the Black-Scholes-Merton option-pricing model or Monte Carlo valuation model for market-based awards. The Company recognizes stock-based compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards in the Company’s consolidated statements of operations and comprehensive loss. The Company has elected to record forfeitures as they occur.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

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
Emerging Growth Company
The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (1) within the same periods as those otherwise applicable to non-emerging growth companies or (2) within the same time periods as private companies.
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
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures..
    In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$18.6	$—	$(0.2)	$18.4
States and other territories	9.3	—	(0.4)	8.9
Corporate securities	91.3	1.1	(1.3)	91.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.7	0.1	(1.3)	19.5
Commercial mortgage-backed securities	7.7	—	(0.6)	7.1
Asset backed securities	16.1	—	(0.3)	15.8
Total fixed maturities available-for-sale	$164.6	$1.2	$(4.1)	$161.7
Short-term investments:
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	34.5	—	—	34.5
Corporate securities	14.9	—	—	14.9
Total short-term investments	187.1	—	—	187.1
Total	$351.7	$1.2	$(4.1)	$348.8

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$21.6	$—	$(0.5)	$21.1
States and other territories	8.9	—	(0.6)	8.3
Corporate securities	54.8	0.1	(2.4)	52.5
Foreign securities	0.9	—	(0.1)	0.8
Residential mortgage-backed securities	20.4	0.1	(1.6)	18.9
Commercial mortgage-backed securities	6.5	—	(0.7)	5.8
Asset backed securities	14.2	—	(0.5)	13.7
Total fixed maturities available-for-sale	$127.3	$0.2	$(6.4)	$121.1
Short-term investments:
U.S. government and agencies	$129.1	$—	$(0.2)	$128.9
Commercial paper	147.1	—	(0.6)	146.5
Corporate securities	49.4	—	—	49.4
Total short-term investments	325.6	—	(0.8)	324.8
Total	$452.9	$0.2	$(7.2)	$445.9
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2023 and December 31, 2022 (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.3	$—	$10.5	$(0.2)	$14.8	$(0.2)
States and other territories	1.5	—	7.4	(0.4)	8.9	(0.4)
Corporate securities	5.7	—	37.4	(1.3)	43.1	(1.3)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	—	—	11.6	(1.3)	11.6	(1.3)
Commercial mortgage-backed securities	0.4	—	5.8	(0.6)	6.2	(0.6)
Asset backed securities	1.6	—	8.2	(0.3)	9.8	(0.3)
Short-term investments:
U.S. government and agencies	137.7	—	—	—	137.7	—
Commercial paper	34.5	—	—	—	34.5	—
Corporate securities	14.9	—	—	—	14.9	—
Total	$200.6	$—	$81.8	$(4.1)	$282.4	$(4.1)

	December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$17.9	$(0.4)	$1.1	$(0.1)	$19.0	$(0.5)
States and other territories	3.6	(0.1)	4.6	(0.5)	8.2	(0.6)
Corporate securities	30.5	(1.5)	11.1	(0.9)	41.6	(2.4)
Foreign securities	—	—	0.8	(0.1)	0.8	(0.1)
Residential mortgage-backed securities	6.3	(0.3)	7.6	(1.3)	13.9	(1.6)
Commercial mortgage-backed securities	1.9	—	3.9	(0.7)	5.8	(0.7)
Asset backed securities	5.5	(0.2)	3.7	(0.3)	9.2	(0.5)
Short-term investments:
U.S. government and agencies	129.1	(0.2)	—	—	129.1	(0.2)
Commercial paper	147.1	(0.6)	—	—	147.1	(0.6)
Total	$341.9	$(3.3)	$32.8	$(3.9)	$374.7	$(7.2)
The Company has determined that unrealized losses as of December 31, 2023 and December 31, 2022 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	December 31, 2023
	Amortized Cost	Fair Value
Due to mature:
One year or less	$29.9	$29.6
After one year through five years	76.3	75.2
After five years	13.9	14.5
Residential mortgage-backed securities	20.7	19.5
Commercial mortgage-backed securities	7.7	7.1
Asset backed securities	16.1	15.8
Total fixed maturities available-for-sale	$164.6	$161.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the years ended December 31, 2023 and 2022, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Year Ended December 31,
	2023	2022
Interest on cash and cash equivalents	$7.3	$2.4
Fixed maturities income	5.9	2.9
Short-term investment income	10.4	3.9
Total investment income	23.6	9.2
Investment expenses	(0.5)	(0.2)
Net investment income	$23.1	$9.0

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents or fixed maturities available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.9 million and $12.6 million as of December 31, 2023 and 2022, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	December 31
	2023	2022
Cash and cash equivalents:
Cash	$54.3	$65.7
Money market funds	77.8	87.1
Commercial paper	10.0	26.8
U.S. government and agencies	—	14.9
Total cash and cash equivalents	142.1	194.5

Restricted cash:
Fiduciary assets	32.5	30.6
Letters of credit and cash on deposit	20.5	19.4
Total restricted cash	53.0	50.0
Total cash, cash equivalents, and restricted cash	$195.1	$244.5

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

4. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$195.1	$—	$—	$195.1
Fixed maturities available-for-sale:
U.S. government and agencies	18.4	—	—	18.4
States and other territories	—	8.9	—	8.9
Corporate securities	—	91.1	—	91.1
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	19.5	—	19.5
Commercial mortgage-backed securities	—	7.1	—	7.1
Asset backed securities	—	15.8	—	15.8
Total fixed maturities available-for-sale	18.4	143.3	—	161.7
Short-term investments
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	—	34.5	—	34.5
Corporate securities	—	14.9	—	14.9
Total short-term investments	137.7	49.4	—	187.1
Total financial assets	$351.2	$192.7	$—	$543.9

Financial liabilities:
Contingent consideration liability	$—	$—	$13.6	$13.6
Public warrants	0.1	—	—	0.1
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.1	$0.1	$13.6	$13.8

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$244.5	$—	$—	$244.5
Fixed maturities available-for-sale:
U.S. government and agencies	21.1	—	—	21.1
States and other territories	—	8.3	—	8.3
Corporate securities	—	52.5	—	52.5
Foreign securities	—	0.8	—	0.8
Residential mortgage-backed securities	—	18.9	—	18.9
Commercial mortgage-backed securities	—	5.8	—	5.8
Asset backed securities	—	13.7	—	13.7
Total fixed maturities available-for-sale	21.1	100.0	—	121.1
Short-term investments
U.S. government and agencies	128.9	—	—	128.9
Commercial paper	—	146.5	—	146.5
Corporate securities	—	49.4	—	49.4
Total short-term investments	128.9	195.9	—	324.8
Total financial assets	$394.5	$295.9	$—	$690.4

Financial liabilities:
Contingent consideration liability	$—	$—	$11.9	$11.9
Public warrants	0.2	—	—	0.2
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.2	$0.1	$11.9	$12.2
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the years ended December 31, 2023 and December 31, 2022.
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

	2023	2022
Balance as of January 1,	$11.9	$11.6
Payments of contingent consideration	(4.3)	(3.8)
Changes in fair value	6.0	4.1
Balance as of December 31,	$13.6	$11.9

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Warrant Liability
The public and private warrants are measured at fair value on a recurring basis at the end of each reporting period within accrued expenses and other liabilities in the consolidated balance sheet.
The Public Warrant Liability is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The Private Placement Warrants are classified as Level 2 fair value measurement Level 2 fair value measurement.
The following table presents the changes in the fair value of the warrant liability (Public Warrants and Private Placement Warrants) (in millions):

	2023	2022
Balance as of January 1,	$0.3	$4.3
Changes in fair value	(0.1)	(4.0)
December 31,	$0.2	$0.3
5. Goodwill
The following table represents the changes in goodwill (in millions):

Balance at January 1, 2022	$53.5
Impairment charges	(53.5)
Balance at December 31, 2022	$—
Impairment charges	—
Balance at December 31, 2023	$—
The Company historically reviewed goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicated that an impairment may exist (“a triggering event”). During the third quarter of 2022, management identified quantitative and qualitative factors that indicated a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. The Company performed a valuation at the reporting unit level using an income-based approach. These forecasts and assumptions are highly subjective. Given the results of the Company’s quantitative assessment, the Company determined that all the reporting units’ goodwill was impaired and the Company recorded impairment charges of $53.5 million, which are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive loss. There is no goodwill as of December 31, 2023.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

6. Intangible Assets

		December 31,
		2023			2022
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	4.9	$13.5	$(5.1)	$8.4	$13.5	$(3.4)	$10.1
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.9	18.5	(10.9)	7.6	13.7	(8.5)	5.2
Other	5.6	1.7	(0.9)	0.8	1.7	(0.6)	1.1
Total intangible assets, net		$44.2	$(16.9)	$27.3	$39.4	$(12.5)	$26.9
Amortization expense related to intangible assets for the years ended December 31, 2023 and 2022 was $4.4 million and $5.3 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other.
As of December 31, 2023, the projected annual amortization expense for the Company’s intangible assets for the next five years is as follows (in millions):

Years Ending December 31,
2024	4.8
2025	3.2
2026	2.5
2027	2.5
2028	2.3
Thereafter	1.5
Total	$16.8
7. Capitalized Internal Use Software

	December 31,
	2023	2022
	(in millions)
Capitalized internal use software	$79.1	$56.4
Less: accumulated amortization	(30.7)	(17.6)
Total capitalized internal use software	$48.4	$38.8
Amortization expense related to capitalized internal use software for the years ended December 31, 2023 and 2022 was $13.1 million and $9.0 million, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

8. Other Assets

	December 31,
	2023	2022
	(in millions)
Property and equipment	$34.9	$5.4
Prepaid expenses	11.3	17.4
Claims receivable	5.6	9.0
Lease right-of-use assets	10.6	27.6
Other	6.8	4.2
Total other assets	$69.2	$63.6
On April 18, 2023, the Company closed on the purchase of an office building, which included certain real property, improvements, and personal property, located at 701 E. 5th Street, Austin, Texas 78701. The Company capitalized $30.5 million to building and land related to the purchase. The building is used as office space for employees of the Company and affiliated companies. Prior to the purchase, the Company was leasing a portion of the building and had recorded a lease right-of use asset and lease liability. After the purchase, the Company reclassified the right-of-use asset and adjusted the carrying value by the difference between the purchase price and the lease liability immediately before the purchase. The Company will depreciate the building, excluding the land, over its estimated useful life of 39 years.
9. Accrued Expenses and Other Liabilities

	December 31,
	2023	2022
	(in millions)
Claim payments outstanding	$26.3	$27.7
Lease liability	14.8	28.9
Advances from customers	9.8	10.2
Deferred revenue	3.8	11.0
Employee related accruals	7.3	6.2
Premium refund liability	12.2	8.2
Fiduciary liability	6.0	6.6
Contingent consideration liability	13.6	11.9
Other	19.7	17.5
Total accrued expenses and other liabilities	$113.5	$128.2

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

10. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the years ended December 31, (in millions):

	2023	2022
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$293.8	$260.8
Reinsurance recoverables on unpaid losses and LAE	(228.8)	(216.8)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	65.0	44.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	183.7	113.2
Prior years	(2.0)	(11.8)
Total incurred	181.7	101.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	127.5	56.7
Prior year	18.1	23.7
Total paid	145.6	80.4

Reserve for losses and LAE, net of reinsurance recoverables at end of period	101.1	65.0
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	221.4	228.8
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$322.5	$293.8
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $2.0 million and $11.8 million for the years ended December 31, 2023 and 2022, respectively. The prior period development in 2023 of $2.0 million was driven primarily by favorable net loss development relating to the 2022 accident year, resulting in a net release of $2.1 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends. The prior period development in 2022 of $11.8 million was driven primarily by favorable net loss development relating to the 2021 accident year, resulting in a net release of $5.8 million from attritional reserves and $6.0 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The following tables present information about incurred and paid loss development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and does not include claims that do not result in indemnification of loss. The Company presents incurred and paid claims development consistent with its GAAP reportable segments (Refer to Note 22, Segments). The information about incurred and paid claims development for the years ended prior to December 31, 2023 is presented as unaudited supplementary information.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

In addition, the following tables show incurred loss and LAE by accident year in aggregate (in millions, except for number of claims):
Insurance-as-a-Service Incurred Loss and LAE, Net of Reinsurance

						December 31, 2023
	2019*	2020*	2021*	2022*	2023	IBNR	Cumulative Number of Reported Claims
Accident Year
2019	4.8	4.8	4.7	4.8	4.9	—	7,963
2020		7.6	7.4	9.3	8.9	0.1	16,667
2021			6.9	3.8	3.5	0.2	16,481
2022				13.7	12.4	0.8	21,422
2023					15.4	5.3	22,380
Total incurred Loss and Loss Adjustment Expenses, net					$45.1	$6.4	84,913
* Presented as unaudited required supplementary information
Insurance-as-a-Service Cumulative Paid Loss and LAE, Net of Reinsurance

	2019*	2020*	2021*	2022*	2023
Accident Year
2019	3.2	4.4	4.6	4.7	4.7
2020		4.6	8.0	8.4	8.6
2021			0.4	2.8	3.1
2022				5.0	10.7
2023					7.9
Total paid losses and LAE, net					$35.0
Total unpaid loss and LAE reserves, net					10.1
Unpaid loss and LAE reserves for years prior to 2019, net					$0.3
Ceded unpaid loss and LAE					$135.4
Gross unpaid loss and LAE					$145.8
* Presented as unaudited required supplementary information
Insurance-as-a-Service Average Annual Percentage Payout of Incurred Loss By Age, Net of Reinsurance (Unaudited Supplementary Information)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2023:

Years	1	2	3	4	5
Property and Casualty	50%	40%	3%	3%	4%

Hippo Home Insurance Program Incurred Loss and LAE, Net of Reinsurance

December 31,						December 31, 2023
	2019*	2020*	2021*	2022*	2023	IBNR	Cumulative Number of Reported Claims
Accident Year
2019	—	—	—	—	—	—	6,973
2020		20.9	20.7	20.6	20.7	0.2	13,555
2021			69.9	59.7	58.0	2.6	24,459
2022				80.6	81.5	30.3	24,109
2023					153.2	32.9	21,079
Total incurred Loss and Loss Adjustment Expenses, net					$313.4	$66.0	90,175
* Presented as unaudited required supplementary information

Hippo Home Insurance Program Cumulative Paid Loss and LAE, Net of Reinsurance

	2019*	2020*	2021*	2022*	2023
Accident Year
2019	—	—	—	—	—
2020		12.5	18.8	20.1	20.2
2021			34.9	53.0	54.3
2022				33.3	43.5
2023					104.7
Total paid losses and LAE, net					$222.7
Total unpaid loss and LAE reserves, net					90.7
Ceded unpaid loss and LAE					$83.7
Gross unpaid loss and LAE					$174.4
* Presented as unaudited required supplementary information

Hippo Home Insurance Program Average Annual Percentage Payout of Incurred Loss By Age, Net of Reinsurance (Unaudited Supplementary Information)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2023:

Years	1	2	3	4	5
Property and Casualty	55%	23%	18%	2%	2%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows (in millions):

	2023 Current Accident Year		2022 Current Accident Year
	Incurred	Paid	Incurred	Paid
Development table
Insurance-as-a-Service	15.4	7.9	13.7	5.0
Hippo Home Insurance Program	153.2	104.7	80.6	33.3
Unallocated loss adjustment expense
Insurance-as-a-Service	0.9	0.9	—	—
Hippo Home Insurance Program	14.1	14.1	18.9	18.9
Other	0.1	(0.1)	—	(0.5)
Rollforward table	$183.7	$127.5	$113.2	$56.7

Reconciliation of Reinsurance Recoverables

As of December 31, 2023
Net outstanding liabilities from development tables
Insurance-as-a-Service	$10.4
Hippo Home Insurance Program	90.7
Reserve for losses and LAE, net of reinsurance recoverables at end of period	101.1

Recoverables
Insurance-as-a-Service	135.4
Hippo Home Insurance Program	83.7
Unallocated loss adjustment expense	2.3
Reinsurance recoverables on unpaid losses and LAE at end of period	221.4

Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$322.5

11. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic risks. The Company’s insurance company subsidiaries have entered into

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

proportional and non-proportional reinsurance treaties, under which a significant portion of the liabilities have been ceded to third-party reinsurers. The Company also assumes risk from non-affiliated insurance carriers.
Proportional Reinsurance Treaties — Hippo Home Insurance Program
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
Non-Proportional Reinsurance — Hippo Home Insurance Program
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
In May 2023, the Company secured new catastrophe protection through a per occurrence XOL reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement. The reinsurance agreement provides the Company with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to the Company for losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

winter storms on business produced through the Hippo MGA. Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed the Company’s actual losses from such event.
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
Other Reinsurance
Spinnaker also purchases reinsurance for programs written by MGAs other than Hippo through its Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which approximately 75% to 100% of the risk is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, and may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
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
Spinnaker also purchases reinsurance from the State Board of Administration in Florida via the Florida Hurricane Catastrophe Fund (the “FHCF”) and the Reinsurance to Assist Policyholders (the “RAP”) program for residential hurricane losses in Florida. This coverage is provided and required by the State of Florida and protects business written by Hippo as well as other MGAs. The Company currently purchases reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the years ended

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

December 31, 2023 and 2022 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following table reflects amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance (in millions):

	For the Year Ended December 31,
	2023			2022
	Written Premiums	Earned Premiums	Loss and LAE Incurred	Written Premiums	Earned Premiums	Loss and LAE Incurred
Direct	$834.6	$760.5	$531.8	$628.3	$541.1	$409.6
Assumed	12.7	8.8	11.7	1.6	0.4	0.1
Gross	847.3	769.3	543.5	629.9	541.5	409.7
Ceded	(687.7)	(661.8)	(361.8)	(580.3)	(499.0)	(308.3)
Net	$159.6	$107.5	$181.7	$49.6	$42.5	$101.4

As of December 31, 2023 and December 31, 2022, a provision for sliding scale commissions of $23.8 million and $3.5 million, respectively, is included in provision for commission on the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, a receivable for sliding scale commissions of $5.8 million and $4.5 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of December 31, 2023 and December 31, 2022, a provision for loss participation features of $112.8 million and $51.3 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balance is presented in the table below (in millions).

	December 31,
	2023	2022
Reinsurance recoverable on paid loss	$59.9	$57.5
Ceded unpaid loss and LAE	221.4	228.8
Total reinsurance recoverable	$281.3	$286.3
The Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds collateral in the form of funds withheld and letters of credit. This collateral serves as security under the terms of its reinsurance contracts to reduce credit exposure to reinsurance recoverable and prepaid reinsurance premium

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

balances. The Company has the following unsecured reinsurance recoverable and prepaid reinsurance premium balances from reinsurers (in millions):

		December 31,
AM Best Rating	Reinsurer	2023	2022
A+	Munich Reinsurance America, Inc.	$60.0	$34.3
A+	Hannover Rück SE	56.9	49.9
A+	Everest Reinsurance Company	41.6	55.3
A+	Digital Advantage Insurance Company	24.1	19.4
A+	Swiss Reinsurance America Corporation	18.3	14.0
A+	Partner Reinsurance Company of the U.S.	14.9	15.0
A+	Sirius America Insurance Company	12.5	7.8
		$228.3	$195.7
	Other reinsurers	143.1	160.3
		$371.4	$356.0
12. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Year Ended December 31,
	2023		2022
	Amount	% of GWP	Amount	% of GWP
State
Texas	$151.6	17.9%	$155.6	24.7%
California	156.7	18.5%	116.3	18.5%
Florida	111.5	13.2%	55.4	8.8%
Georgia	37.7	4.4%	29.3	4.7%
Illinois	25.9	3.1%	22.7	3.6%
Colorado	23.4	2.8%	19.3	3.1%
Missouri	15.8	1.9%	15.0	2.4%
Arizona	18.3	2.2%	14.3	2.3%
Ohio	15.2	1.8%	13.8	2.2%
New Jersey	17.2	2.0%	14.0	2.2%
Other	274.0	32.3%	174.2	27.7%
Total	$847.3	100%	$629.9	100%
13. Public Warrants and Private Placement Warrants
In November 2020, in connection with the RTPZ IPO, RTPZ issued 4.6 million warrants (the “Public Warrants”) to purchase its Class A ordinary shares at $287.50 per share. Concurrently, RTPZ also issued 4.4 million warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to its Sponsor to purchase its Class A ordinary shares at $287.50 per share. In connection with the Business Combination, the Public and Private Placement warrants converted, on a one-for-one basis, into warrants to purchase Company common stock. All of the Public and Private Placement Warrants were outstanding as of December 31, 2023.
The Company classified the Public and Private Placement Warrants as other liabilities on its consolidated balance sheets as these instruments are precluded from being indexed to the Company’s own stock. In certain events outside of the Company’s control, the Public Warrant and Private Placement Warrant holders are entitled to receive

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

cash, while in certain scenarios, the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity. The Public and Private Placement Warrants were initially recorded at fair value and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within other (income) expense, net in the Consolidated Statements of Operations and Comprehensive Loss. See Note 4, Fair Value Measurement for additional information on valuation.
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2023, the Company has total minimum purchase commitments, which must be made during the next three years, of $1.7 million.
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
The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicate that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on our liquidity, results of operations, business, or financial condition
On November 19, 2021, Hippo and Assaf Wand, the Company’s co-founder, were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon alleged six causes of action against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Innovius was an investor in the Company prior to its transaction with Mr. Navon. Mr. Navon alleges a fraud claim against Hippo and also alleges a claim for declaratory judgment, requesting that the Court declare that Mr. Navon properly revoked the call option he entered into with Innovius.
On May 2, 2022, Mr. Navon amended his complaint, naming Hippo in his breach of contract, promissory estoppel, negligent misrepresentation, and constructive fraud causes of action (in addition to re-pleading the declaratory relief and fraud causes of action). On February 28, 2023, Mr. Navon filed a Third Amended Complaint alleging 18 claims for relief. In addition to the original allegations, the Third Amended Complaint alleges fraud, insider-trading, and aiding-and-abetting claims based on the theory that Hippo and Mr. Wand provided Innovius and its principal, Justin Moore, with material nonpublic information about Hippo’s business, as well as, conversion claims against Hippo related to the transfer of his shares to Innovius after Innovius exercised the call option.
On February 2, 2024, Mr. Navon filed a Fourth Amended Complaint alleging 19 claims for relief. In addition to the previous allegations, the Fourth Amended Complaint alleges securities fraud by affirmative false statements and aiding-and-abetting claims against Hippo, Mr. Wand, Innovius, and Mr. Moore on the theory that Mr. Wand purposely misled Mr. Navon into selling his Hippo shares, and that all defendants were aware of Mr. Wand’s plan to mislead Mr. Navon in an effort to convince him to sell his Hippo shares. On February 16, 2024,

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Innovius filed eight cross claims against Hippo and Mr. Wand, claiming breach of contract, promissory fraud and aiding and abetting fraud, and Hippo filed three cross claims against Mr. Navon including fraud, fraudulent inducement, negligent misrepresentation, and breach of contract.
All claims asserted are based on alleged conduct that occurred prior to Hippo becoming a publicly traded company. Hippo engaged counsel to defend both Hippo and Mr. Wand, and Hippo and Mr. Wand have denied all claims. As a result of the new allegations in the Third Amended Complaint, Hippo moved to have the court designate the case as complex. The court granted this motion, took the previously scheduled trial date off the calendar, and trial is now expected to take place in September 2024.
The parties are engaged in fact discovery, and Hippo intends to move for summary judgment against the claims alleged in the Fourth Amended Complaint. Any potential losses associated with Mr. Navon’s claims cannot be estimated at this time.
15. Leases
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027, some of which include options to extend the leases for up to 5 years. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain. For the year ended December 31, 2023, the Company recognized $2.9 million of ROU asset impairments associated with the Company’s abandonment of leased space used in our business operations. The Company recognized operating lease expenses of $6.1 million and $5.2 million for the year’s ended December 31, 2023 and December 31, 2022 respectively.
The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2023 and 2022 were:

	December 31,
	2023	2022
Weighted average remaining lease term	2.88	5.05
Weighted average discount rate	4.3%	4.9%
Maturities of operating lease liabilities by fiscal year as of December 31, 2023 are (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Year Ending December 31,
2024	5.7
2025	5.2
2026	3.9
2027	1.0
Thereafter	—
Total undiscounted lease payments	$15.8
Less: Imputed interest	(1.0)
Present value of lease payments	$14.8
Supplemental cash flow information about the Company’s operating leases (in millions):

	For the Year Ended December 31,
	2023	2022

Cash paid for operating lease liabilities	$5.7	$4.4
Right-of-use assets obtained in exchange for new operating liabilities	—	15.0

16. Stockholders’ Equity
Common Stock
The Company’s common stock and warrants trade on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS,” respectively. Pursuant to Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
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
2021 Incentive Award Plan
Adopted in 2021, the 2021 Incentive Award Plan (the “2021 Plan”), which authorized for issuance 3.1 million shares of common stock. The 2021 Plan provides for the issuance of a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, performance bonus awards, performance stock unit awards, dividend equivalents, or other stock or cash-based awards. The vesting period of each option and award shall be as determined by a committee of the Company’s board of directors but is generally over two to four years. This reserve increases on January 1 of each

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

year through 2031, by an amount equal to the smaller of: (i) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (ii) an amount determined by the board of directors.
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of January 1, 2022	1,901,163	$33.05	8.3	$84.8
Granted	625,578	45.07		—
Exercised	(145,525)	13.80		3.7
Cancelled/Expired	(394,328)	41.61		2.2
Outstanding as of December 31, 2022	1,986,978	$36.54	7.8	$1.3
Granted	—	—
Exercised	(103,047)	11.89		0.5
Cancelled/Expired	(294,402)	24.07		0.2
Outstanding as of December 31, 2023	1,589,529	$16.13	6.8	$0.2
Vested and exercisable as of December 31, 2023	1,386,891	$16.16	6.7	$0.2
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $15.24 per share.
Total unrecognized compensation cost of $4.0 million as of December 31, 2023 is expected to be recognized over a weighted-average period of 1.1 years.
Valuation Assumptions of Stock Options
The fair value of granted stock options was estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, based on the following inputs:

December 31,
2022
Expected term (in years)	5.0 - 6.7
Expected volatility	29.6% - 30.9%
Risk-free interest rate	2.7% - 3.0%
Expected dividend yield	—%
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
Early Exercises of Stock Options
In 2020 and 2021, certain employees early exercised stock options with cash. On December 31, 2023 and 2022, the Company had $0.7 million and $1.4 million, respectively, recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 26 thousand and 0.1 million, respectively.
Stock Option Repricing
On March 1, 2023, the Board approved a one-time repricing of certain stock option awards. The repricing will impact out-of-the-money stock options held by all employees who remain employed through March 6, 2023 (the “Repricing Date”), including our executive officers. Each stock option was repriced to have a per share exercise price equal to the closing price of the Company’s common stock on the Repricing Date, except that the per share exercise price of each stock option held by any of our executive officers that was repriced is subject to a premium. The premium will be in effect from the Repricing Date through the first anniversary of the Repricing Date (the “Premium End Date”). In the event the applicable executive officer (i) exercises his/her stock options prior to the Premium End Date or (ii) does not provide services to the Company as an employee or a consultant through the Premium End Date, the per share exercise price applicable to his/her stock options will be two times the closing price of the Company’s common stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. As a result of the repricing, the Company will record incremental share-based compensation charges of $3.6 million, of which $1.4 million was recognized on the Repricing Date, and $2.2 million will be recognized over the remaining term of the repriced options.
Restricted Stock Units and Performance Restricted Stock Units
The Company grants service based RSUs and performance based RSUs (“PRSUs”) as part of the Company’s equity compensation plans.
The Company measures RSU and PRSU expense for awards granted based on the estimated fair value of those awards at grant date. To estimate the fair value of PRSUs containing a market condition, the Company used the Monte Carlo valuation model. The fair value of all other awards is based on the closing price of the Company’s common stock as reported on the NYSE on the date of grant. The RSUs generally vest over a period of two to four years. The PRSUs vest based on the level of achievement of the performance goals and continued employment with the Company over a one to four year performance period.
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
The following table presents the assumptions utilized in the Monte Carlo valuation model for market-based awards for the period indicated:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

December 31,
2022
Expected term (in years)	4.1
Expected volatility	95.0%
Risk-free interest rate	2.9%
Expected dividend yield	—%
The following table summarizes the RSU and PRSU activity years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	1,165,571	$99.85
Granted	2,829,774	30.49
Vested	(444,105)	87.10
Canceled and forfeited	(669,256)	67.89
Unvested and outstanding as of December 31, 2022	2,881,984	$41.15
Granted	1,579,871	16.89
Vested	(1,139,308)	39.41
Canceled and forfeited	(787,864)	36.26
Unvested and outstanding as of December 31, 2023	2,534,683	$28.28

Total unrecognized compensation cost of unvested RSUs and PRSUs is $45.9 million as of December 31, 2023, and it is expected to be recognized over a weighted-average period of 1.7 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the year ended December 31, 2023 and 2022, 142,297 and 46,000 shares were issued under the plan, respectively. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Year Ended
	December 31,
	2023	2022
Losses and loss adjustment expenses	$1.2	$2.6
Insurance related expenses	4.9	5.4
Technology and development	12.5	19.2
Sales and marketing	13.1	13.7
General and administrative	25.8	21.0
Total stock-based compensation expense	$57.5	$61.9
Stock Repurchases
In March 2023, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. During the year ended December 31, 2023, the Company repurchased 0.1 million shares of its common stock for $1.8 million under this program. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

17. Income Taxes
Income tax expense
The Company and its U.S. subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated on a separate return basis. The Company’s international subsidiaries file various income tax returns in their respective jurisdictions.
Income (loss) before tax consists of the following (in millions):

	Year Ended December 31,
	2023	2022
United States	$(274.0)	$(333.5)
Foreign	1.4	1.4
Loss before income taxes attributable to Hippo	$(272.6)	$(332.1)
Income before tax attributable to noncontrolling interests	10.1	6.9
Loss before income taxes	$(262.5)	$(325.2)
The components of the total provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022
Loss before income taxes attributable to Hippo	$(272.6)	$(332.1)
Income tax benefit from statutory rate	(57.2)	(69.8)
Effect of:
Meals, entertainment & parking	0.2	0.2
Deferred compensation	7.4	6.6
State taxes	(9.1)	(9.0)
Goodwill impairment	—	8.0
Increase in valuation allowance	64.2	66.8
Foreign taxes	0.1	1.2
Other	(5.1)	(2.7)
Income taxes expense	$0.5	$1.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022
Income tax applicable to:
Current
Federal	$—	$—
State	0.4	0.1
Foreign	0.8	1.2
Total current provision	$1.2	$1.3
Deferred
Federal	$—	$—
State	—	—
Foreign	(0.7)	—
Total deferred provision	$(0.7)	$—
Total provision for income taxes	$0.5	$1.3
Deferred tax
Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$171.6	$127.7
Intangible assets	10.2	8.5
Research and development credit	10.5	6.7
Deferred compensation	9.7	6.2
Unearned premium reserve	4.1	1.6
Loss reserve discount	1.1	0.8
Unrealized losses	2.0	1.7
Lease liability	3.5	5.6
Deferred revenue	5.9	4.3
Capitalized software	13.7	5.8
Other accruals	3.2	0.7
Total deferred tax assets	$235.5	$169.6
Valuation allowance	(226.0)	(161.5)
Total deferred income tax assets	$9.5	$8.1
Deferred tax liabilities
Property and equipment	$0.9	$0.5
Provision for commission slide and cancellation	—	0.2
Deferred acquisition costs	5.0	1.7
Right-of-use asset	2.4	5.4
Other	0.4	0.3
Total deferred tax liabilities	$8.7	$8.1
Deferred income tax assets, net	$0.8	$—

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

Valuation Allowance
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of all available evidence, with primary focus on the Company’s history of recent losses, the Company has concluded that it is not more likely than not that the recorded federal and state deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its federal and state deferred tax assets recorded as of December 31, 2023 and 2022.
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
Below is a reconciliation of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022
Beginning unrecognized tax benefits	$2.9	$1.1
Increases related to tax positions from prior years	0.8	0.7
Increases related to tax positions taken in the current year	1.4	1.1
Ending unrecognized tax benefits	$5.1	$2.9
The balances at December 31, 2023 and 2022 were fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2023 and 2022.
As of December 31, 2023, there were no material positions for which the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
Net Operating Losses
As of December 31, 2023, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards of $719.8 million and $326.7 million, respectively. The Company has $166.2 million of Dual Consolidated Losses in RHS, a 953(d) company. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal NOLs generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

			Indefinite
	20-year Carryforward		Carryforward
	Expires in 2035 - 2043		Period	Total
U.S. Federal	$175.3	0	$544.5	$719.8
U.S. State	326.7		—	326.7
Balance as of December 31, 2023	$502.0		$544.5	$1,046.5
Tax credit carryforwards
As of December 31, 2023, the Company has U.S. federal R&D credit carryforwards of $10.0 million, which have a 20-year carryforward and expire 2038-2043, as well as state R&D credit carryforwards of $6.6 million, which have an indefinite carryforward period.
Taxing Authority Audits
The Company’s income tax returns are subject to federal and state tax examinations. There are no pending tax examinations as of December 31, 2023. For U.S. federal purposes, the Company is open to examination for the 2020 – 2022 tax years and for state purposes, the Company is open for from 2019 – 2022 tax years. No interest or penalties were incurred during the years ended December 31, 2023 and 2022.
18. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(273.1)	$(333.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	23,578,922	22,747,101
Net loss per share attributable to Hippo — basic and diluted	$(11.58)	$(14.66)
Potential dilutive securities that were not included in the diluted loss per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2023	2022
Outstanding options	1,589,529	1,986,978
Warrants to purchase common shares	360,000	360,000
Common stock subject to repurchase	26,058	76,364
RSU and PRSUs	2,534,683	2,881,984
Total	4,510,270	5,305,326

19. Acquisitions
Asset Acquisitions

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

In the fourth quarter of fiscal 2023, the Company acquired two insurance agencies for a purchase consideration totaling $5.9 million and consisting of $4.3 million in cash, of which $0.7 million is deferred until the first and second anniversary of the transaction date, and $1.6 million related to the fair value of the previously held interest. Both acquisitions were determined to be asset acquisitions for accounting purposes. Of the total purchase consideration, $4.8 million has been recorded to acquired intangible assets and primarily relate to customer relationships and have a useful life of seven years. The remaining net assets acquired consisted of $1.1 million of net working capital.
Prior to the acquisition, the Company accounted for its ownership interest under the equity method of accounting. The acquisition of the controlling financial interest was accounted for as a step acquisition. The Company’s previously held interest was remeasured to fair value and resulted in a gain of $1.3 million. The gain was reflected in other (income) expense, net line of the consolidated statements of operations and comprehensive loss.
Acquisition of noncontrolling interests in subsidiaries
In the fourth quarter of 2023, the Company purchased all of the noncontrolling interest in two insurance agencies for $3.2 million in cash. In connection therewith, the Company recognized a $2.7 million adjustment to equity for the difference between the $3.2 million of cash consideration allocated to the noncontrolling interest and its $0.5 million carrying value. The Company had previously consolidated these agencies as they were VIEs and the Company was the primary beneficiary.
20. Statutory Financial Information
The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate. U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices (SAP) that differ from prescribed practices. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at amortized cost under SAP whereas such securities are carried at fair value under GAAP, and (d) the criteria for recognizing net DTAs and the methodologies used to determine such amounts are different under SAP and GAAP.
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2023 and 2022, the Company’s insurance subsidiaries capital and surplus exceeds its authorized control level.
The statutory net income and statutory capital and surplus of the Company’s insurance subsidiaries in accordance with regulatory accounting practices were as follows (in millions):

	Statutory Net Income (Loss)		Statutory Capital and Surplus
	2023	2022	2023	2022
U.S. insurance subsidiaries	$21.2	$1.0	$191.0	$164.9
International insurance subsidiary	(53.9)	(35.8)	24.1	26.9
Total	$(32.7)	$(34.8)	$215.1	$191.8

21. Dividend Restrictions
Spinnaker Insurance Company

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

The maximum amount of dividends that can be paid by all property and casualty insurance companies within the group without prior approval of their respective insurance commissioner in a 12 month period, measured retrospectively from the date of payment, is $26.3 million and $21.3 million as of December 31, 2023 and 2022.
RH Solutions Insurance (Cayman) Ltd.
The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advanced notice of any dividend payments. At December 31, 2023 and 2022, approximately $18.4 million and $24.4 million, respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared by the Directors. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) insurer under the Law, RHS is required to maintain the Prescribed Capital Requirement (“PCR”) of $5.7 million, which is based on net earned premium during the fiscal year.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

22. Segments
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
The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), evaluates the financial performance of the Company’s segments based upon segment adjusted operating income or (loss) as the profitability measure. Items outside of adjusted operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, segment assets have not been reported separately.
The tables below present segment information reconciled to total net loss attributable to Hippo, for the periods indicated (in millions). Financial information for the period ended December 31, 2022 has been revised to conform with the current year presentation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$42.9	$64.6	$—	$107.5
Commission income, net	43.7	19.8	7.3	(7.4)	63.4
Service and fee income	0.5	0.3	14.9	—	15.7
Net investment income	0.1	7.7	15.3	—	23.1
Total Revenue	44.3	70.7	102.1	(7.4)	209.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	15.6	165.0	—	180.6
Insurance related expense	—	22.8	37.9	(2.9)	57.8
Sales and marketing	42.5	—	16.9	(3.5)	55.9
Technology and development	16.6	0.5	17.2	—	34.3
General and administrative	11.9	5.8	30.0	—	47.7
Other expenses	0.7	—	0.1	—	0.8
Total adjusted operating expenses	71.7	44.7	267.1	(6.4)	377.1
Less: Net investment income	(0.1)	(7.7)	(15.3)	—	(23.1)
Less: Noncontrolling interest	(10.1)	—	—	—	(10.1)
Adjusted operating income (loss)	(37.6)	18.3	(180.3)	(1.0)	(200.6)
Net investment income					23.1
Depreciation and amortization					(19.8)
Stock-based compensation					(57.5)
Fair value adjustments					1.5
Contingent consideration charge					(6.0)
Other one-off transactions					(7.8)
Income tax expense					(0.5)
Restructuring charges					(2.6)
Impairment charges					(2.9)
Net loss attributable to Hippo					$(273.1)
Income tax expense					0.5
Noncontrolling interest					10.1
Loss before income taxes					$(262.5)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$22.5	$20.0	$—	$42.5
Commission income, net	36.0	11.4	25.0	(18.1)	54.3
Service and fee income	0.9	—	13.0	—	13.9
Net investment income	—	3.1	5.9	—	9.0
Total Revenue	36.9	37.0	63.9	(18.1)	119.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	13.4	85.4	—	98.8
Insurance related expense	—	10.5	53.1	(18.1)	45.5
Sales and marketing	61.8	0.2	18.1	—	80.1
Technology and development	6.8	—	29.7	—	36.5
General and administrative	9.7	4.4	34.5	—	48.6
Other expenses	0.7	—	—	—	0.7
Total adjusted operating expenses	79.0	28.5	220.8	(18.1)	310.2
Less: Net investment income	—	(3.1)	(5.9)	—	(9.0)
Less: Noncontrolling interest	(6.9)	—	—	—	(6.9)
Adjusted operating income (loss)	(49.0)	5.4	(162.8)	—	(206.4)
Net investment income					9.0
Depreciation and amortization					(15.2)
Stock-based compensation					(61.9)
Fair value adjustments					4.0
Contingent consideration charge					(4.1)
Other one-off transactions					(2.2)
Income tax expense					(1.3)
Restructuring charges					(1.8)
Impairment charges					(53.5)
Net loss attributable to Hippo					$(333.4)
Income tax expense					1.3
Noncontrolling interest					6.9
Loss before income taxes					$(325.2)
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 . In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document	Incorporated by Reference			Provided Herewith
		Form	Filing Date	Number
2.1†	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Reinvent Technology Partners Z, RTPZ Merger Sub Inc. and, Hippo Enterprises, Inc.	S-4	7/8/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.	10-Q	11/10/2021	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of Hippo Holdings Inc.	8-K	9/29/2022	3.1
3.3	Amended and Restated Bylaws of Hippo Holdings Inc.	10-Q	11/10/2021	3.2
4.1	Specimen Warrant Certificate.	S-1	11/2/2020	4.4
4.2	Warrant Agreement, dated November 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/23/2020	4.1
4.3	Description of Hippo Holdings Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
10.1	Form of Indemnification Agreement.	8-K	8/5/2021	10.1
10.2	Sponsor Support Agreement, dated March 3, 2021, by and among the Sponsor, each officer and director of RTPZ, RTPZ, and Old Hippo.	S-4	7/8/2021	10.14
10.3	Company Support Agreement, dated March 3, 2021, by and among RTPZ, Old Hippo, each officer and director of Old Hippo and certain stockholders of Old Hippo.	S-4	7/8/2021	10.15
10.4	Sponsor Agreement, dated March 3, 2021, by and among the Sponsor, RTPZ, and Old Hippo.	S-4	7/8/2021	10.16
10.5	Registration Rights Agreement by and among the Company, the Sponsor and the other holders of Class B ordinary shares, certain former stockholders of Old Hippo, and Reinvent Capital Fund LP.	8-K	8/5/2021	10.5
10.6*	Hippo Holdings Inc. 2021 Employee Stock Purchase Plan.	8-K	8/5/2021	10.6
10.7*	Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.7
10.8*	Form of Option Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.8
10.9*	Form of Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.9
10.10	Form of Subscription Agreement.	S-4	7/8/2021	10.21
10.11*	Offer Letter Agreement, dated as of February 5, 2019, by and between Hippo Analytics Inc. and Stewart Ellis.	S-4	7/8/2021	10.22
10.12*	Employment Agreement, dated as of December 9, 2015, by and between Hippo Analytics Inc. and Aviad Pinkovezky.	S-4	7/8/2021	10.23

10.13*	Offer Letter Agreement, dated as of October 14, 2020, by and between Hippo Analytics, Inc. and Simon Fleming-Wood.	S-4	7/8/2021	10.24
10.14*	Employment Agreement, dated as of January 1, 2016, by and between Hippo Analytics Inc. and Assaf Wand.	S-4	7/8/2021	10.25
10.15*	Employment Agreement, dated as of January 26, 2017, by and between Hippo Analytics Inc. and Rick McCathron.	S-4	7/8/2021	10.26
10.16*	Hippo Holdings Inc. Non-Employee Director Compensation Program.	8-K	8/5/2021	10.17
10.17*	Separation Agreement, dated February 24, 2023 by and between Hippo Employee Services Inc. and Simon Fleming-Wood	10-K	3/2/2023	10.18
10.18	Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of January 30, 2019.	8-K	8/5/2021	10.18
10.19	First Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of May 9, 2019.	8-K	8/5/2021	10.19
10.20	Second Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.20
10.21	Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of June 14, 2019.	8-K	8/5/2021	10.21
10.22	Amendment to Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of November 24, 2020.	8-K	8/5/2021	10.22
10.23	Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of July 2, 2020.	8-K	8/5/2021	10.23
10.24	First Amendment to Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of October 29, 2020.	8-K	8/5/2021	10.24
10.25	Lease Agreement by and between 522 Congress, LP and Hippo Analytics Inc., dated as of December 15, 2017.	8-K	8/5/2021	10.25
10.26	First Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.26
10.27	Second Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of July 7, 2021.	8-K	8/5/2021	10.27
10.28	Purchase and Sale Agreement, dated February 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.1
10.29	First Amendment to Purchase and Sale Agreement, dated March 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.2
10.30	Second Amendment to Purchase and Sale Agreement, dated February 6, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.				X

10.31	Third Amendment to Purchase and Sale Agreement, dated March 8, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.				X
14.1	Code of Business Conduct and Ethics.	8-K	8/16/2021	14.1
19.1	Hippo Employee Services Inc. Insider Trading Compliance Policy.				X
21.1	List of Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
23.2	Consent of Ernst & Young LLP.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *				X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
97.1	Hippo Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation.				X
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)				X
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Assaf Wand	/s/ Richard McCathron
Assaf Wand	Richard McCathron
Chairperson of the Board	President, Chief Executive Officer, & Director
March 6, 2024	(Principal Executive Officer)
March 6, 2024

/s/ Stewart Ellis	/s/ Mark Schaaf
Stewart Ellis	Mark Schaaf
Chief Financial Officer	Director
(Principal Accounting Officer)	March 6, 2024
March 6, 2024

/s/ Eric Feder	/s/ Lori Dickerson Fouché
Eric Feder	Lori Dickerson Fouché
Director	Director
March 6, 2024	March 6, 2024

/s/ Hugh R. Frater	/s/ John Nichols
Hugh R. Frater	John Nichols
Director	Director
March 6, 2024	March 6, 2024

/s/ Sam Landman	/s/ Sandra Wijnberg
Sam Landman	Sandra Wijnberg
Director	Director
March 6, 2024	March 6, 2024