Form 10-Q
period 2024-03-31
Hippo Holdings Inc.
filed 2024-05-02
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The registrant had outstanding 24,429,711 shares of common stock as of April 22, 2024.

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
•our public securities’ liquidity and trading; and
•other factors detailed in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.
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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $166.0 million and $164.6 million, respectively)	$162.7	$161.7
Short-term investments, at fair value (amortized cost: $124.7 million and $187.1 million, respectively)	124.7	187.1
Total investments	287.4	348.8
Cash and cash equivalents	223.4	142.1
Restricted cash	39.9	53.0
Accounts receivable, net of allowance of $0.5 million and $0.5 million, respectively	153.8	145.2
Reinsurance recoverable on paid and unpaid losses and LAE	290.1	281.3
Prepaid reinsurance premiums	275.3	335.6
Ceding commissions receivable	82.2	73.8
Capitalized internal use software	48.9	48.4
Intangible assets	26.2	27.3
Other assets	69.1	69.2
Total assets	$1,496.3	$1,524.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$336.6	$322.5
Unearned premiums	407.3	419.2
Reinsurance premiums payable	263.2	260.1
Provision for commission	29.0	24.7
Accrued expenses and other liabilities	105.4	113.5
Total liabilities	1,141.5	1,140.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 24,409,724 and 24,148,308 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,624.7	1,615.2
Accumulated other comprehensive loss	(3.4)	(2.9)
Accumulated deficit	(1,270.1)	(1,234.4)
Total Hippo stockholders’ equity	351.2	377.9
Noncontrolling interest	3.6	6.8
Total stockholders’ equity	354.8	384.7
Total liabilities and stockholders’ equity	$1,496.3	$1,524.7
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue:
Net earned premium	$60.5	$13.8
Commission income, net	15.9	17.4
Service and fee income	2.8	3.2
Net investment income	5.9	5.4
Total revenue	85.1	39.8
Expenses:
Losses and loss adjustment expenses	52.6	37.7
Insurance related expenses	20.8	15.8
Technology and development	8.3	11.6
Sales and marketing	14.4	22.4
General and administrative	18.3	19.8
Impairment and restructuring charges	3.6	—
Other expense, net	—	0.3
Total expenses	118.0	107.6
Loss before income taxes	(32.9)	(67.8)
Income tax expense	0.2	0.3
Net loss	(33.1)	(68.1)
Net income attributable to noncontrolling interests, net of tax	2.6	1.7
Net loss attributable to Hippo	$(35.7)	$(69.8)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	(0.5)	1.7
Comprehensive loss attributable to Hippo	$(36.2)	$(68.1)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(35.7)	$(69.8)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	24,225,650	23,198,491
Net loss per share attributable to Hippo - basic and diluted	$(1.47)	$(3.01)

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Other	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(33.1)	$(68.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5.6	4.3
Stock–based compensation expense	8.4	16.1
Fair value adjustments	1.5	1.0
Impairment charges	3.3	—
Other non-cash items	(2.4)	(1.8)
Changes in assets and liabilities:
Accounts receivable, net	(8.7)	(26.4)
Reinsurance recoverable on paid and unpaid losses and LAE	(8.8)	(14.6)
Ceding commissions receivable	(8.4)	(14.1)
Prepaid reinsurance premiums	60.3	(16.9)
Other assets	(3.3)	(2.1)
Provision for commission	4.3	3.7
Accrued expenses and other liabilities	(6.1)	5.0
Loss and loss adjustment expense reserves	14.1	11.4
Unearned premiums	(12.0)	24.4
Reinsurance premiums payable	3.0	42.4
Net cash provided by (used in) operating activities	17.7	(35.7)
Cash flows from investing activities:
Capitalized internal use software costs	(3.3)	(3.9)
Purchases of property and equipment	(0.1)	—
Purchases of fixed maturities	(17.3)	(21.9)
Maturities of fixed maturities	14.4	2.3
Sales of fixed maturities	0.6	0.8
Purchases of short-term investments	(37.6)	(89.3)
Maturities of short-term investments	101.8	119.8
Sales of short-term investments	—	7.0
Other	—	(1.0)
Net cash provided by investing activities	58.5	13.8
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(1.1)	(0.9)
Proceeds from issuance of common stock	1.0	0.2
Share repurchases under program	—	(0.2)
Payments of contingent consideration	(0.3)	(0.4)
Distributions to noncontrolling interests and other	(7.6)	(0.6)
Net cash used in financing activities	(8.0)	(1.9)

Net increase (decrease) in cash, cash equivalents, and restricted cash	68.2	(23.8)
Cash, cash equivalents, and restricted cash at the beginning of the period	195.1	244.5
Cash, cash equivalents, and restricted cash at the end of the period	$263.3	$220.7

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to herein as “Hippo” or the “Company” is an insurance holding company incorporated in Delaware. Hippo has subsidiaries that provide property and casualty insurance products to both individuals and business customers. The Company’s headquarters are located in Palo Alto, California.
Basis of Presentation and Consolidation
The interim condensed consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the Company’s consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been omitted accordingly.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, warrant liabilities, contingent consideration liabilities, acquired intangible assets, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$15.1	$—	$(0.1)	$15.0
States and other territories	8.6	—	(0.4)	8.2
Corporate securities	97.6	0.7	(1.4)	96.9
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.2	0.1	(1.5)	18.8
Commercial mortgage-backed securities	7.7	—	(0.5)	7.2
Asset backed securities	15.9	—	(0.2)	15.7
Total fixed maturities available-for-sale	166.0	0.8	(4.1)	162.7
Short-term investments:
U.S. government and agencies	85.7	—	—	85.7
Commercial paper	19.9	—	—	19.9
Corporate securities	19.1	—	—	19.1
Total short-term investments	124.7	—	—	124.7
Total	$290.7	$0.8	$(4.1)	$287.4

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$18.6	$—	$(0.2)	$18.4
States and other territories	9.3	—	(0.4)	8.9
Corporate securities	91.3	1.1	(1.3)	91.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.7	0.1	(1.3)	19.5
Commercial mortgage-backed securities	7.7	—	(0.6)	7.1
Asset backed securities	16.1	—	(0.3)	15.8
Total fixed maturities available-for-sale	164.6	1.2	(4.1)	161.7
Short-term investments:
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	34.5	—	—	34.5
Corporate securities	14.9	—	—	14.9
Total short-term investments	187.1	—	—	187.1
Total	$351.7	$1.2	$(4.1)	$348.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of March 31, 2024, and December 31, 2023 (in millions):

	March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.7	$—	$3.9	$(0.1)	$8.6	$(0.1)
States and other territories	—	—	8.0	(0.4)	8.0	(0.4)
Corporate securities	26.1	(0.2)	40.2	(1.2)	66.3	(1.4)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	4.9	(0.1)	11.1	(1.4)	16.0	(1.5)
Commercial mortgage-backed securities	0.4	(0.1)	5.9	(0.4)	6.3	(0.5)
Asset backed securities	4.2	—	7.0	(0.2)	11.2	(0.2)
Short-term investments:
U.S. government and agencies	85.7	—	—	—	85.7	—
Commercial paper	19.9	—	—	—	19.9	—
Corporate securities	19.1	—	—	—	19.1	—
Total	$165.0	$(0.4)	$77.0	$(3.7)	$242.0	$(4.1)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.3	$—	$10.5	$(0.2)	$14.8	$(0.2)
States and other territories	1.5	—	7.4	(0.4)	8.9	(0.4)
Corporate securities	5.7	—	37.4	(1.3)	43.1	(1.3)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	—	—	11.6	(1.3)	11.6	(1.3)
Commercial mortgage-backed securities	0.4	—	5.8	(0.6)	6.2	(0.6)
Asset backed securities	1.6	—	8.2	(0.3)	9.8	(0.3)
Short-term investments:
U.S. government and agencies	137.7	—	—	—	137.7	—
Commercial paper	34.5	—	—	—	34.5	—
Corporate securities	14.9	—	—	—	14.9	—
Total	$200.6	$—	$81.8	$(4.1)	$282.4	$(4.1)

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has determined that unrealized losses as of March 31, 2024 and December 31, 2023 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of March 31, 2024, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	March 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$19.4	$19.1
After one year through five years	82.5	81.1
After five years	13.3	13.3
After ten years	7.0	7.5
Residential mortgage-backed securities	20.2	18.8
Commercial mortgage-backed securities	7.7	7.2
Asset backed securities	15.9	15.7
Total fixed maturities available-for-sale	$166.0	$162.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three months ended March 31, 2024 and 2023, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Interest on cash and cash equivalents	$2.2	$1.2
Fixed maturities income	1.8	1.4
Short-term investment income	2.0	3.0
Total gross investment income	6.0	5.6
Investment expenses	(0.1)	(0.2)
Net investment income	$5.9	$5.4
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.7 million and $12.9 million as of March 31, 2024 and December 31, 2023, respectively.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$120.2	$54.3
Money market funds	103.2	77.8
Commercial paper	—	10.0
U.S. government and agencies	—	—
Total cash and cash equivalents	$223.4	$142.1

Restricted cash:
Fiduciary assets	29.8	32.5
Letters of credit and cash on deposit	10.1	20.5
Total restricted cash	39.9	53.0
Total cash, cash equivalents, and restricted cash	$263.3	$195.1
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$263.3	$—	$—	$263.3
Fixed maturities available-for-sale:
U.S. government and agencies	15.0	—	—	15.0
States and other territories	—	8.2	—	8.2
Corporate securities	—	96.9	—	96.9
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	18.8	—	18.8
Commercial mortgage-backed securities	—	7.2	—	7.2
Asset backed securities	—	15.7	—	15.7
Total fixed maturities available-for-sale	15.0	147.7	—	162.7
Short-term investments
U.S. government and agencies	85.7	—	—	85.7
Commercial paper	—	19.9	—	19.9
Corporate securities	—	19.1	—	19.1
Total short-term investments	85.7	39.0	—	124.7
Total financial assets	$364.0	$186.7	$—	$550.7

Financial liabilities:
Contingent consideration liability	$—	$—	$14.2	$14.2
Public warrants	0.1	—	—	0.1
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.1	$0.1	$14.2	$14.4

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2024.
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

	2024	2023
Balance as of January 1,	$13.6	$11.9
Payments of contingent consideration	(1.0)	(0.7)
Changes in fair value	1.6	0.8
Balance as of March 31,	$14.2	$12.0

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Intangible Assets

		March 31, 2024			December 31, 2023
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	4.7	$13.5	$(5.5)	$8.0	$13.5	$(5.1)	$8.4
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.8	18.5	(11.6)	6.9	18.5	(10.9)	7.6
Other	5.5	1.7	(0.9)	0.8	1.7	(0.9)	0.8
Total intangible assets, net		$44.2	$(18.0)	$26.2	$44.2	$(16.9)	$27.3
Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $1.2 million and $1.1 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	March 31, 2024	December 31, 2023
	(in millions)
Capitalized internal use software	$83.5	$79.1
Less: accumulated amortization	(34.6)	(30.7)
Total capitalized internal use software	$48.9	$48.4
Amortization expense related to capitalized internal use software for the three months ended March 31, 2024 and 2023 was $3.9 million and $2.9 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Other Assets

	March 31, 2024	December 31, 2023
	(in millions)
Property and equipment	$34.5	$34.9
Prepaid expenses	13.5	11.3
Claims receivable	1.3	5.6
Lease right-of-use assets	6.5	10.6
Deferred policy acquisition costs	5.0	—
Other	8.3	6.8
Total other assets	$69.1	$69.2
8. Accrued Expenses and Other Liabilities

	March 31, 2024	December 31, 2023
	(in millions)
Claim payments outstanding	$25.3	$26.3
Lease liability	13.4	14.8
Advances from customers	10.5	9.8
Deferred revenue	0.2	3.8
Employee related accruals	8.9	7.3
Premium refund liability	11.8	12.2
Fiduciary liability	4.1	6.0
Contingent consideration liability	14.2	13.6
Other	17.0	19.7
Total accrued expenses and other liabilities	$105.4	$113.5

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the three months ended March 31, (in millions):

	2024	2023
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$322.5	$293.8
Less: Reinsurance recoverables on unpaid losses and LAE	(221.4)	(228.8)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	101.1	65.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	52.6	37.8
Prior years	—	(0.1)
Total incurred	52.6	37.7
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	20.3	6.5
Prior years	22.2	14.8
Total paid	42.5	21.3

Reserve for losses and LAE, net of reinsurance recoverables at end of period	111.2	81.4
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	225.4	223.8
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$336.6	$305.2
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced an insignificant amount of development for the three months ended March 31, 2024 and a net favorable development of $0.1 million for the three months ended March 31, 2023.
The three months ended March 31, 2023 prior period’s favorable development of $0.1 million was driven primarily by the 2022 accident year, resulting in a net release of $0.2 million from catastrophe reserves, offset by adverse development of $0.1 million from attritional reserves. These changes were primarily a result of ongoing analysis of claims emergence patterns and loss trends.
10. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic risks. The Company’s insurance company subsidiaries have entered into both proportional and non-proportional reinsurance treaties. The Company also assumes risk from non-affiliated insurance carriers.
Proportional Reinsurance Treaties — Hippo Home Insurance Program
In 2024, the Company started transitioning from proportional reinsurance to a more traditional excess of loss (XOL) reinsurance structure, retaining nearly all the attritional risk and related premium, and purchasing XOL reinsurance to protect against major catastrophic weather events.
For the Company’s primary homeowners reinsurance program for policies with effective dates in 2024, the Company elected not to purchase proportional reinsurance, and retain more of the exposure and associated premium.
For business produced through the Company’s builder channel for policies with effective dates in 2024, the Company purchased proportional reinsurance from one third-party reinsurer and expects to retain approximately

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
85% of the premium and associated risk, before purchasing catastrophic protection. All reinsurance obligations are appropriately collateralized. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.
For the Company’s primary homeowners reinsurance treaty for policies with effective dates in 2023 the Company secured proportional reinsurance from a diverse panel of six third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company retained approximately 40% of the premium through its insurance company subsidiaries or its captive reinsurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”), before purchasing catastrophe protection.
Effective January 1, 2024, the Company elected to cut off 25% of the reinsurer’s participation on the 2023 proportional reinsurance treaty and retain the remaining exposure and related premiums.
For business produced through the Company’s builder channel for policies with effective dates in 2023, the Company purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company retained approximately 58% of the premium produced through the Company’s insurance company subsidiaries or RHS, before purchasing catastrophe protection.
For the Company’s primary homeowners reinsurance treaty for policies with effective dates in 2022, the Company secured proportional reinsurance from a diverse panel of eleven third-party reinsurers with AM Best ratings of “A-” Excellent or better. A total of approximately 10% of the premium was retained through the Company’s insurance company subsidiaries, including the Company’s captive reinsurance company, RHS.
The Company also seeks to further reduce its risk retention through purchases of non-proportional reinsurance described below.
Non-Proportional Reinsurance — Hippo Home Insurance Program
The Company purchases non-proportional excess of loss catastrophe coverage (“XOL”) reinsurance which includes traditional reinsurance protection, state subsidized reinsurance protection, catastrophe bonds, and industry loss warranty products. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company or other managing general agents (“MGAs”). The Company is also exposed to this risk through its captive reinsurer, which takes on a share of the risk underwritten by the Company’s MGA business.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s XOL program provides protection to the Company from catastrophes that could impact a large number of insurance policies. In 2023, the Company purchased XOL reinsurance so that the probability of losses from a single occurrence exceeding the protection purchase was no more than 0.4%. In 2024, the Company increased its purchase of non-proportional XOL reinsurance, raising the per occurrence XOL limit by 11% and increasing the number of participating reinsurers from 14 to 19. Under this placement, along with other existing catastrophe protections, the Company is protected on the upper layers of risk up to a 1 in 250-year event when considering the corporate catastrophe and the Florida Hurricane Catastrophe Fund (the “FHCF”) XOL described below under “Other Reinsurance”. The reinsurance protects the Company from all but the most severe catastrophic events.
Other Reinsurance
Spinnaker Insurance Company (“Spinnaker”) purchases reinsurance for programs written by MGAs other than Hippo through its Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 80% to 100% of the risk, up to the 1 in 250 year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchases a corporate catastrophe XOL program that attaches above the individual programmatic reinsurance programs protecting the property business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bond, and the FHCFs, described below, inures to the benefit of this contract. This program provides the Company protection from catastrophes that could impact a large number of correlated insurance policies underwritten by the Company and its other MGAs. The Company buys this XOL so that the probability of losses from a single occurrence across the property portfolio exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250-year return period. This reinsurance protects the Company from all but the most severe catastrophic events.
Spinnaker also purchases reinsurance from the State Board of Administration in Florida via the FHCF annually for admitted residential hurricane losses in Florida. This coverage is provided and required by the State of Florida and protects business written by Hippo as well as other MGAs that produce admitted residential policies. The Company currently purchases reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of their reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
three months ended March 31, 2024, and 2023 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance as of and for the three months ended March 31, 2024, and 2023 (in millions).

	For the Three Months Ended March 31,
	2024			2023
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$188.6	$202.5	$117.3	$185.7	$164.1	$124.6
Assumed	6.1	4.2	3.8	3.8	1.0	1.7
Gross	194.7	206.7	121.1	189.5	165.1	126.3
Ceded	(85.9)	(146.2)	(68.5)	(168.2)	(151.3)	(88.6)
Net	$108.8	$60.5	$52.6	$21.3	$13.8	$37.7
As of March 31, 2024 and December 31, 2023, a provision for sliding scale commissions of $27.6 million and $23.8 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, a receivable for sliding scale commissions of $6.7 million and $5.8 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, a provision for loss participation features of $51.9 million and $112.8 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets.
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended March 31,
	2024		2023
	Amount	% of GWP	Amount	% of GWP
State
California	$40.5	20.8%	$32.8	17.3%
Texas	27.7	14.2%	39.6	20.9%
Florida	25.6	13.1%	21.5	11.3%
Georgia	7.3	3.7%	9.2	4.9%
Illinois	6.0	3.1%	5.1	2.7%
New Jersey	4.6	2.4%	4.3	2.3%
Ohio	4.6	2.4%	3.7	2.0%
Colorado	4.1	2.1%	5.8	3.1%
Arizona	4.0	2.1%	4.5	2.4%
Missouri	3.0	1.5%	3.6	1.9%
Other	67.3	34.6%	59.4	31.3%
Total	$194.7	100%	$189.5	100%

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
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
The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the Company’s liquidity, results of operations, business, or financial condition
On November 19, 2021, Hippo and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. Mr. Navon alleged six claims against Mr. Wand for breach of fiduciary duty, breach of contract, promissory estoppel, fraud, negligent misrepresentation, and constructive fraud surrounding a loan and call option entered into between Innovius Capital Canopus I, L.P. (“Innovius”) and Mr. Navon, as well as alleged promises made by Mr. Wand to Mr. Navon while Mr. Navon was an employee of Hippo. Innovius was an investor in the Company prior to its transaction with Mr. Navon. Mr. Navon filed a Fourth Amended Complaint on February 2, 2024, in which he alleged 19 claims for relief and sought treble damages in connection with certain of the claims. Hippo has engaged counsel to defend both Hippo and Mr. Wand.
On February 16, 2024, Hippo and Mr. Wand filed an answer to the Fourth Amended Complaint, and filed a cross-complaint against Mr. Navon for fraud, negligent misrepresentation, fraudulent inducement, and breach of contract.
Additionally, on February 16, 2024, Innovius also filed an amended cross-complaint naming Mr. Navon, Hippo, and Mr. Wand as cross-defendants.  Innovius alleged that Hippo and Mr. Wand aided and abetted Mr. Navon’s fraud against Innovius. The cross-complaint also included a breach of contract claim.
Hippo and Mr. Wand have filed a Motion for Summary Judgment against each of the claims filed by Mr. Navon and Innovius. Mr. Navon has filed a Motion for Summary Judgment against the claims filed by Hippo and Mr. Wand. A hearing on the Motions for Summary Judgment is expected to take place in June 2024. The court has set a trial date of September 9, 2024.
Any potential losses associated with Mr. Navon’s claims cannot be estimated at this time.
13. Stockholders’ Equity
Common Stock
The Company’s common stock and warrants trade on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO” and “HIPO.WS,” respectively. Pursuant to its Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2023	1,589,529	$16.13	6.8	$0.2
Granted	—	—
Exercised	(83,654)	12.95
Cancelled/Expired	(64,348)	15.45
Outstanding as of March 31, 2024	1,441,527	16.35	6.6	$3.6
Vested and exercisable as of March 31, 2024	1,335,781	$16.38	6.5	$3.4
The aggregate intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $0.4 million and $0.3 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the three months ended March 31, 2024 and 2023.
Total unrecognized compensation cost of $2.5 million as of March 31, 2024 is expected to be recognized over a weighted-average period of 1.1 years.
Stock Option Repricing
On March 1, 2023, the Company’s Board of Directors (“Board”) approved a one-time repricing of certain stock option awards. The repricing impacted out-of-the-money stock options held by all employees who were employed through March 6, 2023 (the “Repricing Date”), including the Company’s executive officers. Each stock option was repriced to have a per share exercise price equal to the closing price of the Company’s common stock on the Repricing Date, except that the per share exercise price of each stock option held by any of the Company’s executive officers that was repriced was subject to a premium. The premium was in effect from the Repricing Date through the first anniversary of the Repricing Date (the “Premium End Date”). In the event the applicable executive officer (i) exercised his/her stock options prior to the Premium End Date or (ii) did not provide services to the Company as an employee or a consultant through the Premium End Date, the per share exercise price applicable to his/her stock options was two times the closing price of the Company’s common stock on the Repricing Date. There were no changes to the number of shares, the vesting schedule or the expiration date of the repriced stock options. As a result of the repricing, the Company will record an incremental share-based compensation charge of $3.6 million, of which $1.4 million was recognized on the Repricing Date, and $2.2 million is being recognized over the remaining term of the repriced options.

Restricted Stock Units and Performance Restricted Stock Units
The Company grants service based RSUs and performance based RSUs (“PRSUs”) as part of the Company’s equity compensation plans. The Company measures RSU and PRSU expense for awards granted based on the estimated fair value of those awards at the grant date. To estimate the fair value of PRSUs containing a market condition, the Company used the Monte Carlo valuation model. The fair value of all other awards is based on the closing price of the Company’s common stock as reported on the NYSE on the date of grant. The RSUs

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
generally vest over a period of two to four years. The PRSUs vest based on the level of achievement of the performance goals and continued employment with the Company over a one to four year performance period.
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
During 2022, the Company granted PRSUs. Half of the PRSUs granted are subject to the achievement of market-based performance goals, and the remaining PRSUs are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company.
The following table summarizes the RSU and PRSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	2,534,683	$28.28
Granted	418,666	12.85
Released	(295,238)	28.77
Canceled and forfeited	(131,181)	31.84
Unvested and outstanding as of March 31, 2024	2,526,930	$25.50
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $39.3 million as of March 31, 2024, and it is expected to be recognized over a weighted-average period of 1.5 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. No shares were issued under the 2021 ESPP during the three months ended March 31, 2024 and 2023. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended
	March 31,
	2024	2023
Losses and loss adjustment expenses	$0.2	$0.5
Insurance related expenses	0.4	1.2
Technology and development	1.7	3.4
Sales and marketing	1.9	4.3
General and administrative	4.2	6.7
Total stock-based compensation expense	$8.4	$16.1

Stock Repurchases
In March 2023, the Board authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. No share repurchases were made under this program during the three months ended March 31, 2024. As of March 31, 2024, $48.2 million of common stock remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (0.7)% and (0.4)% for the three months ended March 31, 2024 and 2023, respectively. The difference between the rate for the three months ended March 31, 2024 and 2023 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of March 31, 2024 and 2023, the Company has $5.4 million and $3.5 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the three months ended March 31, 2024 and 2023.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(35.7)	$(69.8)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	24,225,650	23,198,491
Net loss per share attributable to Hippo — basic and diluted	$(1.47)	$(3.01)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	March 31,
	2024	2023
Outstanding options	1,441,527	1,864,217
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	19,539	52,134
RSU and PRSUs	2,526,930	2,602,593
Total	4,347,996	4,878,944

16. Segments
The Company has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program.
The Company’s Services segment earns fees and/or commission income without assuming underwriting risk or need for reinsurance. The Company also partners with home builders, as well as independent agencies, to source insureds seeking a product for which the Company provides the best carrier for the insured, whether it be of Hippo or a third-party carrier, including other insurance products like auto, rental, etc.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(loss) as the profitability measure. Items outside of adjusted operating income or (loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, segment assets have not been reported separately.
The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions).

	Three Months Ended March 31, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$12.4	$48.1	$—	$60.5
Commission income, net	11.3	5.5	0.9	(1.8)	15.9
Service and fee income	0.1	—	2.7	—	2.8
Net investment income	—	2.5	3.4	—	5.9
Total revenue	11.4	20.4	55.1	(1.8)	85.1
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	4.5	47.9	—	52.4
Insurance related expense	—	6.9	12.2	(2.6)	16.5
Sales and marketing	8.4	—	1.6	(0.2)	9.8
Technology and development	2.9	—	3.7	—	6.6
General and administrative	2.8	1.8	6.5	—	11.1
Other expenses	—	—	—	—	—
Total adjusted operating expenses	14.1	13.2	71.9	(2.8)	96.4
Less: Net investment income	—	(2.5)	(3.4)	—	(5.9)
Less: Noncontrolling interest	(2.6)	—	—	—	(2.6)
Adjusted operating income (loss)	(5.3)	4.7	(20.2)	1.0	(19.8)
Net investment income					5.9
Depreciation and amortization					(5.6)
Stock-based compensation					(8.4)
Fair value adjustments					(1.5)
Other one-off transactions					(2.5)
Income tax expense					(0.2)
Impairment and restructuring charges					(3.6)
Net loss attributable to Hippo					$(35.7)
Income tax expense					0.2
Noncontrolling interest					2.6
Loss before income taxes					$(32.9)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$7.6	$6.2	$—	$13.8
Commission income, net	9.6	3.8	6.2	(2.2)	17.4
Service and fee income	0.2	—	3.0	—	3.2
Net investment income	—	1.5	3.9	—	5.4
Total revenue	9.8	12.9	19.3	(2.2)	39.8
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	2.7	34.5	—	37.2
Insurance related expense	—	4.2	8.2	(0.8)	11.6
Sales and marketing	12.1	—	4.9	(1.2)	15.8
Technology and development	3.7	—	4.5	—	8.2
General and administrative	2.9	1.3	7.5	—	11.7
Other expenses	0.2	—	0.1	—	0.3
Total adjusted operating expenses	18.9	8.2	59.7	(2.0)	84.8
Less: Net investment income	—	(1.5)	(3.9)	—	(5.4)
Less: Noncontrolling interest	(1.7)	—	—	—	(1.7)
Adjusted operating income (loss)	(10.8)	3.2	(44.3)	(0.2)	(52.1)
Net investment income					5.4
Depreciation and amortization					(4.3)
Stock-based compensation					(16.1)
Fair value adjustments					(1.0)
Other one-off transactions					(1.4)
Income tax expense					(0.3)
Net loss attributable to Hippo					$(69.8)
Income tax expense					0.3
Noncontrolling interest					1.7
Loss before income taxes					$(67.8)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Holdings Inc. and its consolidated subsidiaries. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.
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
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 22 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023.
Reinsurance
We utilize reinsurance primarily to support the growth of our new and renewal insurance business, to reduce the volatility of our earnings, and to optimize our capital management.
As an MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker and Spinnaker Specialty Insurance Company (“SSIC”)) and other non-affiliated third-party insurance carriers. These carriers purchase reinsurance from a variety of sources and in a variety of structures. In the basic form of this arrangement, fronting insurance carriers will typically cede a significant portion of the total insurance premium they earn from customers, in return for a proportional amount of reinsurance protection. This is known as “ceding” premium and losses through a “quota share” or “proportional” reinsurance treaty.
The insurance carrier and the MGA are paid a percentage of the ceded premium as compensation for sales and marketing, underwriting, insurance, support, claims administration, and other related services (in totality, known as a ceding commission). As additional protection against natural catastrophes or other large loss events, the fronting carrier frequently purchases additional, non-proportional reinsurance.
Without reinsurance protection, the insurer would shoulder all of the insurance risk itself and would need incremental capital to satisfy regulators and rating agencies requirements. Reinsurance allows a carrier to write more business while reducing its balance sheet exposure and volatility of earnings.
Proportional Reinsurance Treaties — Hippo Home Insurance Program
For our Hippo primary homeowners’ reinsurance program for policies with effective dates in 2024, we elected not to purchase proportional reinsurance. Based on our growing confidence in the profitability and predictability of our underwriting results, we decided to retain more of the exposure and associated premium.
For business produced through our builder channel for policies with effective dates in 2024, we purchased proportional reinsurance from one third-party reinsurer and expect to retain approximately 85% of the premium and associated risk, before purchasing catastrophe protection. All reinsurance obligations are appropriately collateralized. The reinsurance contracts are subject to contingent commission adjustments and a loss occurrence limit, which aligns our interests with that of the reinsurer.
Effective January 1, 2024, we also elected to cut off 25% of the reinsurer’s participation on the 2023 proportional reinsurance treaty and retain the remaining exposure and related premiums.
In 2024, we continue to further protect our balance sheet through the purchase of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
For our primary homeowners’ reinsurance program for policies with effective dates in 2023, we secured proportional reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we retained approximately 40% of the premium through our insurance company subsidiaries or our captive reinsurance company, RHS, before purchasing catastrophe protection. Additionally, the reinsurance contracts are subject to contingent commission adjustments and loss participation features, which align our interests with those of our reinsurers. Loss participation features may increase the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation.
For business produced through our builder channel for policies with effective dates in 2023, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we retained approximately 58% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.
For our primary homeowners reinsurance program for policies with effective dates in 2022, we secured quota share reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is collateralized. In 2022, we retained approximately 10% of the premium through our insurance company subsidiaries, including our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Similar to the prior year, we saw increased use of loss participation features in the 2022 reinsurance agreements, which increased the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation in both the 2022 and 2023 fiscal periods.
Non-Proportional Reinsurance — Hippo Home Insurance Program
We also purchased non-proportional excess of loss catastrophe coverage (“XOL”) reinsurance which includes traditional reinsurance protection, state subsidized reinsurance protection, catastrophe bonds, and industry loss warranty products. Through our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
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
Our XOL program provides us protection from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250-year return period when considered with the corporate catastrophe and Florida Hurricane Catastrophe Fund (the “FHCF”) XOL described below under “Other Reinsurance”. This reinsurance protects us from all but the most severe catastrophic events.
Other Reinsurance
Spinnaker also purchased reinsurance for programs written by MGAs other than Hippo through our Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 80% to 100% of the risk, up to the 1 in 250-year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by us in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchased a corporate catastrophe XOL program that attaches above the individual programmatic reinsurance programs protecting the property business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bond, and the FHCFs, described above, inures to the benefit of this contract. This program provides us protection from catastrophes that could impact a large number of correlated insurance policies underwritten by us and our other MGAs. We buy this XOL so that the probability of losses from a single occurrence across the property portfolio exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year-return period. This reinsurance protects us from all but the most severe catastrophic events.
We purchased reinsurance from the State Board of Administration in Florida via the FHCF annually for admitted residential hurricane losses in the State of Florida. This coverage is provided and required by the State of Florida and protects business written by Hippo as well as other MGAs that produce admitted residential policies. We currently purchase reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
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
Commission Income, Net Includes:
a.MGA Commission: We operate as an MGA for multiple insurers. We design and underwrite insurance products on behalf of the insurers culminating in the sale of insurance policies. We earn recurring commission and policy fees associated with the policies we sell. We have underwriting authority and responsibility for administering claims (see Claim Processing Fees below) and we work with affiliated and unaffiliated carrier platforms who pay us a commission in exchange for the opportunity to take that risk on their balance sheets. Our performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, we charge policy fees and inspection fees (see Service and Fee Income below), retain our share of commission, and remit the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur. Cash received in advance of policy effective dates is recorded on the condensed consolidated balance sheets, representing our portion of commission and premium due to insurers and reinsurers, and held in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
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
The non-GAAP financial measures below have not been calculated in accordance with GAAP, should be considered in addition to results prepared in accordance with GAAP, and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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

	Three Months Ended March 31,
	2024	2023
	($ in millions)
Total Generated Premium	$293.5	$244.9
Total Revenue	85.1	39.8
Net Loss attributable to Hippo	(35.7)	(69.8)
Adjusted EBITDA	(19.8)	(52.1)
Gross Loss Ratio	59%	76%
Net Loss Ratio	87%	273%

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

	Three Months Ended March 31,
	2024	2023	Change

	($ in millions)
Gross Written Premium	$194.7	$189.5	$5.2
Gross Placed Premium	98.8	55.4	$43.4
Total Generated Premium	$293.5	$244.9	$48.6
Our Total Generated Premium for the three months ended March 31, 2024 grew 20% year-over-year to $293.5 million from $244.9 million for the three months ended March 31, 2023. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business, the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. This was partially offset by a decrease in our Hippo Home Insurance Program (“HHIP”) as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, restructuring charges, impairment expense, other non-cash fair market value adjustments including contingent consideration for one of our acquisitions, and other transactions, which may include certain legal fees and settlement costs, that we consider to be unique in nature.
For the three months ended March 31, 2024, adjusted EBITDA loss was $19.8 million, a decrease of $32.3 million compared to a $52.1 million EBITDA loss for the three months ended March 31, 2023. The decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaty compared to prior periods, a lower HHIP gross loss ratio, and a decrease in other operating expenses. These improvements in EBITDA were partially offset by an increase in losses due to higher premium retention as noted above and overall growth of our book of business. For the three months ended March 31, 2024, our net loss ratio was 87% compared to 273% for the three months ended March 31, 2023.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2024	2023

Net loss attributable to Hippo	$(35.7)	$(69.8)
Adjustments:
Net investment income	(5.9)	(5.4)
Depreciation and amortization	5.6	4.3
Stock-based compensation	8.4	16.1
Fair value adjustments	1.5	1.0
Other one-off transactions	2.5	1.4
Income tax expense	0.2	0.3
Impairment and restructuring charges	3.6	—
Adjusted EBITDA	$(19.8)	$(52.1)
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended March 31,
	2024	2023
Gross Losses and LAE	$121.1	$126.3
Gross Earned Premium	206.7	165.1
Gross Loss Ratio	59%	76%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended March 31,
	2024	2023
PCS losses	10%	25%
Non-PCS losses	49%	51%
Gross loss ratio	59%	76%
For the three months ended March 31, 2024, our Gross Loss Ratio was 59% compared with 76% for the three months ended March 31, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken. We expect continued improvement as these actions have more time to impact our financial results. There was no material PCS or non-PCS prior year developments in the current quarter. The prior year quarter includes 1 percentage point of net favorable development relating to PCS events.

Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended March 31,
	2024	2023
Net Losses and LAE	$52.6	$37.7
Net Earned Premium	60.5	13.8
Net Loss Ratio	87%	273%
For the three months ended March 31, 2024, our net loss ratio was 87% compared with 273% for the three months ended March 31, 2023. The decrease from prior year was due primarily to the positive impact of our underwriting and pricing actions on our Non-PCS losses, the increase in our net earned premium as a result of higher premium retention on our 2023 and 2024 reinsurance treaties, a decrease in PCS catastrophic weather and other weather loss experience and our loss participation features, and the growth of our book of business. There was no material PCS or non-PCS prior year developments in the current quarter. The prior year quarter includes 3 percentage points of net adverse developments for non-PCS events and 1 percentage point net favorable developments for PCS events.

Segment Information

	Three Months Ended March 31, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$133.7	$130.0	$65.5	$(35.7)	$293.5
Total Revenue	11.4	20.4	55.1	(1.8)	85.1
Adjusted operating income (loss)	(5.3)	4.7	(20.2)	1.0	(19.8)

	Three Months Ended March 31, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$97.9	$104.0	$92.2	$(49.2)	$244.9
Total Revenue	9.8	12.9	19.3	(2.2)	39.8
Adjusted operating income (loss)	(10.8)	3.2	(44.3)	(0.2)	(52.1)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
Segment adjusted operating income (loss) is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 16 of the accompanying condensed consolidated financial statements for additional information on segments and a reconciliation of Segment adjusted operating income (loss) to net loss attributable to Hippo.

Services
For the three months ended March 31, 2024, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $133.7 million, an increase of 37% from $97.9 million over the prior year quarter, while revenue was $11.4 million, an increase of 16% from $9.8 million over the prior year quarter. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. Our adjusted operating loss was $5.3 million, a decrease of 51% compared to a loss of $10.8 million in the prior year quarter, due primarily to the increase in revenue noted above and a decrease in advertising costs.

Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended March 31, 2024, Total Generated Premium was $130.0 million, an increase of 25% from $104.0 million over the prior year quarter, while revenue was $20.4 million, an increase of 58% from $12.9 million over the prior year quarter. The growth was driven primarily by the increase in performance of existing programs. Adjusted operating income was $4.7 million, an increase of 47% compared to income of $3.2 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses and loss and loss adjustment expenses due to the growth of the book of business.

Hippo Home Insurance Program
For the three months ended March 31, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $65.5 million, a decrease of 29% from $92.2 million over the prior year quarter, while revenue was $55.1 million, an increase of 185% from $19.3 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium, partially offset by a decrease in commission income, net, reflecting changes in our 2023 and 2024 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. The increase in revenue from net earned premiums was partially offset by the cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended March 31, 2024 and 2023, $7.1 million and $7.4 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $20.2 million in the quarter, a decrease of 54% compared to a loss of $44.3 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above, a decrease in PCS catastrophic weather and other weather loss experience and our loss participation features, which was partially offset by an increase in losses due to the higher premium retention as noted above.
Based in part on the second quarter of FY 2023 impact of PCS cat losses of $109.9 million on a gross basis and $50.9 million on a net basis, we began taking actions to reduce our future exposure to wind and hail, with the goal of reducing the volatility of our financial results. Our aim is to materially reduce our exposure to the hail and storm risks which have caused a disproportionate portion of our losses to date. We have temporarily put on hold the underwriting of new premiums nationwide for our HO3 product as we re-examine our risk appetite in light of observed changes in weather and climate activity. For renewals, we are implementing actions that include increasing deductibles for wind and hail perils, selectively non-renewing policies in high-risk regions, and increasing the rates we charge for cat-exposed properties across our portfolio. We expect these actions will result in Total Generated Premium declines in 2024.
In addition, we have taken steps to reduce our Hippo Home Insurance Program’s dependence on the reinsurance market and the costs associated with not retaining the risk we underwrite on our own balance sheet, including the catastrophe bonds noted in our reinsurance disclosures above.

Hippo Home Insurance Program Gross Loss Ratio
Hippo Home Insurance Program Gross Loss Ratio (“HPGLR”) is a key performance indicator that represents our underwriting operational performance for the entire Total Generated Premium underwritten by Hippo as part of the Hippo Home Insurance Program. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjustment expense on our condensed consolidated statements of operations and comprehensive loss. This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended March 31,
	2024	2023
	Hippo Home Insurance Program
Non-PCS	59%	60%
PCS	21%	41%
HPGLR	80%	101%

For the three months ended March 31, 2024 HPGLR was 80% compared to 101% in the prior year. The decrease for the three-month period reflected the benefits of the pricing and underwriting actions we have taken, as well as a lower number of catastrophes in the first quarter of the current year compared to the prior year.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
Revenue:
Net earned premium	$60.5	$13.8	$46.7	338%
Commission income, net	15.9	17.4	(1.5)	(9)%
Service and fee income	2.8	3.2	(0.4)	(13)%
Net investment income	5.9	5.4	0.5	9%
Total revenue	85.1	39.8	45.3	114%
Expenses:
Losses and loss adjustment expenses	52.6	37.7	14.9	40%
Insurance related expenses	20.8	15.8	5.0	32%
Technology and development	8.3	11.6	(3.3)	(28)%
Sales and marketing	14.4	22.4	(8.0)	(36)%
General and administrative	18.3	19.8	(1.5)	(8)%
Impairment and restructuring charges	3.6	—	3.6	N/A
Other income, net	—	0.3	(0.3)	(100)%
Total expenses	118.0	107.6	10.4	10%
Loss before income taxes	(32.9)	(67.8)	34.9	(51)%
Income tax expense	0.2	0.3	(0.1)	(33)%
Net loss	(33.1)	(68.1)	35.0	(51)%

Net income attributable to noncontrolling interests, net of tax	2.6	1.7	0.9	53%
Net loss attributable to Hippo	$(35.7)	$(69.8)	$34.1	(49)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	(0.5)	1.7	(2.2)	(129)%
Comprehensive loss attributable to Hippo	$(36.2)	$(68.1)	$31.9	(47)%

Comparison of the Three Months Ended March 31, 2024 and 2023
Net Earned Premium
For the three months ended March 31, 2024, net earned premium was $60.5 million, an increase of $46.7 million compared to $13.8 million for the three months ended March 31, 2023. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended March 31, 2024 and 2023, $13.5 million and $11.7 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three months ended March 31, 2024 and 2023 (in millions).

	Three Months Ended
	March 31,
	2024	2023	Change
Gross written premium	$194.7	$189.5	$5.2
Ceded written premium	(85.9)	(168.2)	82.3
Net written premium	108.8	21.3	87.5
Change in unearned premium	(48.3)	(7.5)	(40.8)
Net earned premium	$60.5	$13.8	$46.7
Commission Income, Net
For the three months ended March 31, 2024, commission income was $15.9 million, a decrease of $1.5 million, or 9%, compared to $17.4 million for the three months ended March 31, 2023. The decrease was due primarily to a decrease in ceding commissions of $6.6 million due to higher premium retention, which decreases ceding commissions and increases net earned premium. This decrease was partially offset by an increase in agency commissions of $3.5 million and carrier fronting fees of $1.7 million, both of which grew due to the year-over-year growth of our total book of business.
Service and Fee Income
For the three months ended March 31, 2024, service and fee income was $2.8 million, a decrease of $0.4 million, or 13%, compared to $3.2 million for the three months ended March 31, 2023. The decrease was due primarily to a decrease in non-inspection policy fees and fee sharing arrangements.
Net Investment Income
For the three months ended March 31, 2024, net investment income was $5.9 million, an increase of $0.5 million, compared to $5.4 million for the three months ended March 31, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended March 31, 2024, loss and loss adjustment expenses were $52.6 million, an increase of $14.9 million, compared to $37.7 million for the three months ended March 31, 2023. The increase was due primarily to an increase in losses due to higher premium retention rates and the growth of our book of business.

This was partially offset by an improvement in our net loss ratio due to improved terms on our reinsurance treaties, and a lower number of catastrophes in the first quarter of the current year compared to the prior year.
Insurance Related Expenses
For the three months ended March 31, 2024, insurance related expenses were $20.8 million, an increase of $5.0 million, or 32%, compared to $15.8 million for the three months ended March 31, 2023. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $5.5 million due to higher premium retention rates and the growth of our book of business.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended
	March 31,
	2024	2023
Amortization of deferred direct acquisition costs, net	$11.5	$6.0
Employee-related costs	2.2	3.0
Underwriting costs	1.4	1.8
Amortization of capitalized internal use software	3.9	2.9
Other	1.8	2.1
Total	$20.8	$15.8
Direct acquisition costs were $24.2 million for the three months ended March 31, 2024, of which $12.7 million were offset by ceding commission income.
Direct acquisition costs were $16.3 million for the three months ended March 31, 2023, of which $10.3 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended March 31, 2024, technology and development expenses were $8.3 million, a decrease of $3.3 million, or 28%, compared to $11.6 million for the three months ended March 31, 2023. The decrease was due primarily to a decrease in employee-related costs of $3.4 million, including a decrease in stock-based compensation of $1.7 million, driven by a decrease in headcount. The decrease was partially offset by a decrease in capitalized internal use software costs of $1.0 million.
Sales and Marketing Expenses
For the three months ended March 31, 2024, sales and marketing expenses were $14.4 million, a decrease of $8.0 million, or 36%, compared to $22.4 million for the three months ended March 31, 2023. The decrease was due primarily to a decrease in advertising costs of $3.0 million and a decrease in employee-related costs of $3.8 million, including a decrease stock-based compensation of $2.4 million due to a decrease in headcount.
General and Administrative Expenses
For the three months ended March 31, 2024, general and administrative expenses were $18.3 million, a decrease of $1.5 million, or 8%, compared to $19.8 million for the three months ended March 31, 2023. The decrease was due primarily to a decrease in stock-based compensation of $2.5 million which was partially offset by an increase in legal costs of $1.1 million.
Impairment and Restructuring Charges
For the three months ended March 31, 2024, impairment and restructuring charges were $3.6 million which is primarily related to the impairment of a lease right-of-use asset due to abandonment of leased office space.

Other (Income) Expense
For the three months ended March 31, 2024, other income, net was $0.0 million compared to an expense of $0.3 million for the three months ended March 31, 2023. The decrease in other income, net was due primarily to changes in the fair market value on the outstanding public and private placement warrants and our share of losses from equity method investees.
Income Taxes
For the three months ended March 31, 2024, income tax expense was $0.2 million, an increase of $0.1 million compared to an expense of $0.3 million for the three months ended March 31, 2023.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended March 31, 2024, net loss attributable to Hippo was $35.7 million, a decrease of $34.1 million compared to $69.8 million for the three months ended March 31, 2023 due to the factors described above.
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of March 31, 2024, we had $223.4 million of cash, $39.9 million of restricted cash, and $287.4 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of March 31, 2024, is $11.9 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended
	March 31,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$17.7	$(35.7)	$53.4
Investing activities	$58.5	$13.8	$44.7
Financing activities	$(8.0)	$(1.9)	$(6.1)

Operating Activities
Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities. Cash provided by operating activities was $17.7 million for the three months ended March 31, 2024, a decrease of $53.4 million, from cash used in operating activities of $35.7 million for the three months ended March 31, 2023. Our cash used in operations was lower than last year due primarily to an increase in revenues as well as working capital changes that benefited cash, including a decrease in prepaid reinsurance premiums due to higher premium retention. This was partially offset by an increase in our loss and loss adjustment expenses.
Investing Activities
Cash provided by investing activities was $58.5 million for the three months ended March 31, 2024, due primarily to the maturities of investment securities, partially offset by purchases of investment securities.
Cash provided by investing activities was $13.8 million for the three months ended March 31, 2023, due primarily to purchases of investment securities partially offset by maturities and sales of investment securities.
Financing Activities
Cash used in financing activities was $8.0 million for the three months ended March 31, 2024, primarily driven by distributions to noncontrolling interests and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Cash used in financing activities was $1.9 million for the three months ended March 31, 2023, primarily driven by taxes paid related to net share settlement of RSUs and distributions to noncontrolling interests.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2023, other than an increase in Unpaid Loss and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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

Recent Accounting Pronouncements
The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Description of Business and Summary of Significant Accounting Policies” is incorporated herein by reference.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our investments.

Interest Rate Risk

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities, short-term investments, and cash and cash equivalents. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Management does not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 12 Commitments and Contingencies in the notes to the condensed consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except for the following risk factor which supplements the risk factors referenced above.
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
Such laws, rules, and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners’ insurance rates and coverage forms, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications, including but not limited to cancellations, non-renewals, and reinstatements. For example, in March 2024 we received inquiries from the California Department of Insurance related to the complaints they received from consumers specifically as regards the compliance with California law of the non-renewal of those homeowners’ policies. As a result of any such noncompliance, regulators could impose fines, rebates, or other penalties, including cease-and-desist orders for an individual state, or all states, until the identified noncompliance is rectified.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
January 1 through January 31, 2024	—	$—	—
February 1 through February 29, 2024	—	$—	—
March 1 through March 31, 2024	—	$—	—
Total	—			$48.2

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2024, our officers and directors took the following actions with respect to trading arrangements that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-01	Non- Rule 10b5-01	Total Shares to be Sold	Expiration Date
Richard McCathron (Chief Executive Officer)	Adopt	3/8/2024	X	—	29,997	3/6/2025
Michael Stienstra (GM & Chief Insurance Officer, HHIP)	Adopt	3/21/2024	X	—	42,792	3/1/2025
Assaf Wand (Executive Chairman)	Adopt	3/11/2024	X	—	147,000	6/10/2025

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2024.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer