Form 10-Q
period 2024-06-30
Hippo Holdings Inc.
filed 2024-08-08
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 24,919,809 shares of common stock as of July 31, 2024.

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

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $170.6 million and $164.6 million, respectively)	$167.0	$161.7
Short-term investments, at fair value (amortized cost: $148.5 million and $187.1 million, respectively)	148.5	187.1
Total investments	315.5	348.8
Cash and cash equivalents	175.9	142.1
Restricted cash	44.3	53.0
Accounts receivable, net of allowance of $0.5 million and $0.5 million, respectively	167.4	145.2
Reinsurance recoverable on paid and unpaid losses and LAE	290.8	281.3
Prepaid reinsurance premiums	291.3	335.6
Ceding commissions receivable	81.7	73.8
Capitalized internal use software	49.9	48.4
Intangible assets	25.0	27.3
Other assets	68.5	69.2
Total assets	$1,510.3	$1,524.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$346.9	$322.5
Unearned premiums	452.7	419.2
Reinsurance premiums payable	246.6	260.1
Provision for commission	31.3	24.7
Accrued expenses and other liabilities	106.2	113.5
Total liabilities	1,183.7	1,140.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 24,891,528 and 24,148,308 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,636.8	1,615.2
Accumulated other comprehensive loss	(3.6)	(2.9)
Accumulated deficit	(1,310.6)	(1,234.4)
Total Hippo stockholders’ equity	322.6	377.9
Noncontrolling interest	4.0	6.8
Total stockholders’ equity	326.6	384.7
Total liabilities and stockholders’ equity	$1,510.3	$1,524.7
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Net earned premium	$64.4	$22.3	$124.9	$36.1
Commission income, net	16.1	16.2	32.0	33.6
Service and fee income	3.0	3.8	5.8	7.0
Net investment income	6.1	5.4	12.0	10.8
Total revenue	89.6	47.7	174.7	87.5
Expenses:
Losses and loss adjustment expenses	60.4	76.7	113.0	114.4
Insurance related expenses	24.5	18.8	45.3	34.5
Technology and development	7.8	13.1	16.1	24.7
Sales and marketing	13.4	22.6	27.8	45.0
General and administrative	19.9	21.5	38.2	41.3
Impairment and restructuring charges	—	—	3.6	—
Other (income) expense, net	0.1	—	—	0.5
Total expenses	126.1	152.7	244.0	260.4
Loss before income taxes	(36.5)	(105.0)	(69.3)	(172.9)
Income tax expense	0.7	0.2	1.0	0.5
Net loss	(37.2)	(105.2)	(70.3)	(173.4)
Net income attributable to noncontrolling interests, net of tax	3.3	2.6	5.9	4.3
Net loss attributable to Hippo	$(40.5)	$(107.8)	$(76.2)	$(177.7)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	(0.2)	(1.1)	(0.7)	0.6
Comprehensive loss attributable to Hippo	$(40.7)	$(108.9)	$(76.9)	$(177.1)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(40.5)	$(107.8)	$(76.2)	$(177.7)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	24,633,960	23,387,767	24,583,168	23,293,652
Net loss per share attributable to Hippo - basic and diluted	$(1.64)	$(4.61)	$(3.10)	$(7.63)

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive income (loss)	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Other	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8
Net loss	—	$—	$—	$—	$(40.5)	$(40.5)	$3.3	$(37.2)
Other comprehensive income (loss)	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of common stock from stock plans and contingently issuable shares	481,804	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation expense	—	—	13.3	—	—	13.3	—	13.3
Other	—	—	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2024	24,891,528	$—	$1,636.8	$(3.6)	$(1,310.6)	$322.6	$4.0	$326.6

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income (loss)	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0
Net loss	—	$—	$—	$—	$(107.8)	$(107.8)	$2.6	$(105.2)
Other comprehensive income (loss)	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Issuance of common stock from stock plans and contingently issuable shares	375,844	—	1.8	—	—	1.8	—	1.8
Repurchase of common stock	(85,322)	—	(1.6)	—	—	(1.6)	—	(1.6)
Shares withheld related to net share settlement	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	18.0	—	—	18.0	—	18.0
Other	—	—	—	—	—	—	(5.9)	(5.9)
Balance at June 30, 2023	23,611,308	$—	$1,590.9	$(6.4)	$(1,138.9)	$445.6	$1.4	$447.0

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70.3)	$(173.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11.5	9.5
Stock–based compensation expense	20.3	32.8
Fair value adjustments	1.9	3.7
Impairment and restructuring charges	3.3	—
Other non-cash items	(4.6)	(4.8)
Changes in assets and liabilities:
Accounts receivable, net	(22.2)	(41.0)
Reinsurance recoverable on paid and unpaid losses and LAE	(9.5)	(46.7)
Ceding commissions receivable	(7.9)	(24.3)
Prepaid reinsurance premiums	44.3	(65.4)
Other assets	(6.1)	(2.7)
Provision for commission	6.6	7.7
Accrued expenses and other liabilities	(4.5)	8.3
Loss and loss adjustment expense reserves	24.4	73.8
Unearned premiums	33.5	81.8
Reinsurance premiums payable	(13.6)	95.7
Net cash provided by (used in) operating activities	7.1	(45.0)
Cash flows from investing activities:
Capitalized internal use software costs	(7.0)	(8.5)
Purchases of property and equipment	(0.2)	(29.0)
Purchases of fixed maturities	(24.0)	(22.1)
Maturities of fixed maturities	18.2	4.3
Sales of fixed maturities	1.4	3.2
Purchases of short-term investments	(114.8)	(185.1)
Maturities of short-term investments	156.6	260.1
Sales of short-term investments	0.2	26.8
Other	—	(0.9)
Net cash provided by investing activities	30.4	48.8
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3.8)	(2.9)
Proceeds from issuance of common stock	2.2	1.9
Share repurchases under program	—	(1.8)
Payments of contingent consideration	(0.5)	(0.7)
Distributions to noncontrolling interests and other	(10.3)	(6.4)
Net cash used in financing activities	(12.4)	(9.9)

Net increase (decrease) in cash, cash equivalents, and restricted cash	25.1	(6.1)
Cash, cash equivalents, and restricted cash at the beginning of the period	195.1	244.5
Cash, cash equivalents, and restricted cash at the end of the period	$220.2	$238.4

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

Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, contingent consideration liabilities, acquired intangible assets, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$17.6	$—	$(0.2)	$17.4
States and other territories	8.4	—	(0.4)	8.0
Corporate securities	100.7	0.5	(1.4)	99.8
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	19.7	—	(1.6)	18.1
Commercial mortgage-backed securities	7.6	—	(0.4)	7.2
Asset backed securities	15.7	—	(0.1)	15.6
Total fixed maturities available-for-sale	170.6	0.5	(4.1)	167.0
Short-term investments:
U.S. government and agencies	103.8	—	—	103.8
Commercial paper	19.4	—	—	19.4
Corporate securities	25.3	—	—	25.3
Total short-term investments	148.5	—	—	148.5
Total	$319.1	$0.5	$(4.1)	$315.5

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$18.6	$—	$(0.2)	$18.4
States and other territories	9.3	—	(0.4)	8.9
Corporate securities	91.3	1.1	(1.3)	91.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.7	0.1	(1.3)	19.5
Commercial mortgage-backed securities	7.7	—	(0.6)	7.1
Asset backed securities	16.1	—	(0.3)	15.8
Total fixed maturities available-for-sale	164.6	1.2	(4.1)	161.7
Short-term investments:
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	34.5	—	—	34.5
Corporate securities	14.9	—	—	14.9
Total short-term investments	187.1	—	—	187.1
Total	$351.7	$1.2	$(4.1)	$348.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of June 30, 2024, and December 31, 2023 (in millions):

	June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$9.0	$(0.1)	$5.9	$(0.1)	$14.9	$(0.2)
States and other territories	0.2	—	7.5	(0.4)	7.7	(0.4)
Corporate securities	46.9	(0.3)	5.9	(1.1)	52.8	(1.4)
Foreign securities	—	—	4.0	—	4.0	—
Residential mortgage-backed securities	4.7	(0.1)	10.7	(1.5)	15.4	(1.6)
Commercial mortgage-backed securities	0.4	—	5.9	(0.4)	6.3	(0.4)
Asset backed securities	1.8	—	7.7	(0.1)	9.5	(0.1)
Short-term investments:
U.S. government and agencies	5.2	—	—	—	5.2	—
Commercial paper	19.4	—	—	—	19.4	—
Corporate securities	13.2	—	—	—	13.2	—
Total	$100.8	$(0.5)	$47.6	$(3.6)	$148.4	$(4.1)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.3	$—	$10.5	$(0.2)	$14.8	$(0.2)
States and other territories	1.5	—	7.4	(0.4)	8.9	(0.4)
Corporate securities	5.7	—	37.4	(1.3)	43.1	(1.3)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	—	—	11.6	(1.3)	11.6	(1.3)
Commercial mortgage-backed securities	0.4	—	5.8	(0.6)	6.2	(0.6)
Asset backed securities	1.6	—	8.2	(0.3)	9.8	(0.3)
Short-term investments:
U.S. government and agencies	137.7	—	—	—	137.7	—
Commercial paper	34.5	—	—	—	34.5	—
Corporate securities	14.9	—	—	—	14.9	—
Total	$200.6	$—	$81.8	$(4.1)	$282.4	$(4.1)

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has determined that unrealized losses as of June 30, 2024 and December 31, 2023 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of June 30, 2024, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	June 30, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$31.4	$31.0
After one year through five years	77.2	75.9
After five years	12.5	12.3
After ten years	6.5	6.9
Residential mortgage-backed securities	19.7	18.1
Commercial mortgage-backed securities	7.6	7.2
Asset backed securities	15.7	15.6
Total fixed maturities available-for-sale	$170.6	$167.0
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and six months ended June 30, 2024 and 2023, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents	$2.8	$1.3	$5.0	$2.5
Fixed maturities income	1.9	1.2	3.7	2.6
Short-term investment income	1.5	3.0	3.5	6.0
Total gross investment income	6.2	5.5	12.2	11.1
Investment expenses	(0.1)	(0.1)	(0.2)	(0.3)
Net investment income	$6.1	$5.4	$12.0	$10.8
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.6 million and $12.9 million as of June 30, 2024 and December 31, 2023, respectively.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$86.9	$54.3
Money market funds	79.1	77.8
Commercial paper	—	10.0
U.S. government and agencies	9.9	—
Total cash and cash equivalents	$175.9	$142.1

Restricted cash:
Fiduciary assets	33.6	32.5
Letters of credit and cash on deposit	10.7	20.5
Total restricted cash	44.3	53.0
Total cash, cash equivalents, and restricted cash	$220.2	$195.1
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$220.2	$—	$—	$220.2
Fixed maturities available-for-sale:
U.S. government and agencies	17.4	—	—	17.4
States and other territories	—	8.0	—	8.0
Corporate securities	—	99.8	—	99.8
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	18.1	—	18.1
Commercial mortgage-backed securities	—	7.2	—	7.2
Asset backed securities	—	15.6	—	15.6
Total fixed maturities available-for-sale	17.4	149.6	—	167.0
Short-term investments
U.S. government and agencies	103.8	—	—	103.8
Commercial paper	—	19.4	—	19.4
Corporate securities	—	25.3	—	25.3
Total short-term investments	103.8	44.7	—	148.5
Total financial assets	$341.4	$194.3	$—	$535.7

Financial liabilities:
Contingent consideration liability	$—	$—	$13.8	$13.8
Public warrants	0.1	—	—	0.1
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.1	$0.1	$13.8	$14.0

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2024.
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

	2024	2023
Balance as of January 1,	$13.6	$11.9
Payments of contingent consideration	(1.8)	(1.8)
Changes in fair value	2.0	3.7
Balance as of June 30,	$13.8	$13.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Intangible Assets

		June 30, 2024			December 31, 2023
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	4.4	$13.5	$(6.0)	$7.5	$13.5	$(5.1)	$8.4
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.9	18.5	(12.3)	6.2	18.5	(10.9)	7.6
Other	5.4	1.8	(1.0)	0.8	1.7	(0.9)	0.8
Total intangible assets, net		$44.3	$(19.3)	$25.0	$44.2	$(16.9)	$27.3
Amortization expense related to intangible assets for the three months ended June 30, 2024 and 2023 was $1.2 million and $1.1 million, respectively, and for the six months ended June 30, 2024 and 2023 was $2.4 million and $2.2 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	June 30, 2024	December 31, 2023
	(in millions)
Capitalized internal use software	$88.6	$79.1
Less: accumulated amortization	(38.7)	(30.7)
Total capitalized internal use software	$49.9	$48.4
Amortization expense related to capitalized internal use software for the three months ended June 30, 2024 and 2023 was $4.1 million and $3.1 million, respectively, and for the six months ended June 30, 2024 and 2023 was $8.0 million and $6.0 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7. Other Assets

	June 30, 2024	December 31, 2023
	(in millions)
Property and equipment	$33.9	$34.9
Prepaid expenses	11.7	11.3
Claims receivable	1.6	5.6
Lease right-of-use assets	5.9	10.6
Deferred policy acquisition costs	9.7	—
Other	5.7	6.8
Total other assets	$68.5	$69.2
8. Accrued Expenses and Other Liabilities

	June 30, 2024	December 31, 2023
	(in millions)
Claim payments outstanding	$27.3	$26.3
Lease liability	12.3	14.8
Advances from customers	11.3	9.8
Deferred revenue	0.1	3.8
Employee related accruals	5.8	7.3
Premium refund liability	11.9	12.2
Fiduciary liability	4.4	6.0
Contingent consideration liability	13.8	13.6
Other	19.3	19.7
Total accrued expenses and other liabilities	$106.2	$113.5

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the six months ended June 30, (in millions):

	2024	2023
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$322.5	$293.8
Less: Reinsurance recoverables on unpaid losses and LAE	(221.4)	(228.8)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	101.1	65.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	114.9	116.6
Prior years	(1.9)	(2.2)
Total incurred	113.0	114.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	61.4	45.4
Prior years	33.9	14.7
Total paid	95.3	60.1

Reserve for losses and LAE, net of reinsurance recoverables at end of period	118.8	119.3
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	228.1	248.3
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$346.9	$367.6
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $1.9 million and $2.2 million for six months ended June 30, 2024 and 2023, respectively. The prior period development in 2024 of $1.9 million was driven primarily by favorable net loss development relating to the 2023 accident year, resulting in a net release of $1.9 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends. The prior period development in 2023 of $2.2 million was driven primarily by favorable net loss development relating primarily to the 2022 accident year, resulting in a net release of $1.0 million from catastrophe reserves and $1.2 million from attritional reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
10. Reinsurance
The Company purchases reinsurance to help manage exposure to property and casualty insurance risks, including attritional and catastrophic risks. The Company’s insurance company subsidiaries have entered into both

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
For the Company’s primary homeowners reinsurance program for policies with effective dates in 2024, the Company elected not to purchase proportional reinsurance and to retain more of the exposure and associated premium.
For business produced through the Company’s builder channel for policies with effective dates in 2024, the Company purchased proportional reinsurance from one third-party reinsurer and expects to retain approximately 85% of the premium and associated risk, before purchasing catastrophic protection. All reinsurance obligations are appropriately collateralized. The reinsurance contracts are subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.
For the Company’s primary homeowners reinsurance treaty for policies with effective dates in 2023, the Company secured proportional reinsurance from a diverse panel of six third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, the Company retained approximately 40% of the premium through its insurance company subsidiaries or its captive reinsurance company, RH Solutions Insurance (Cayman) Ltd. (“RHS”), before purchasing catastrophe protection.
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
In May 2023, the Company secured new catastrophe protection through a per occurrence XOL reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement. The reinsurance agreement provides the Company with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to the Company for

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and winter storms on business produced through the Hippo MGA. Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage which inures to the benefit of the Company’s traditional XOL program described below. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed the Company’s actual losses from such event.
The Company’s XOL program provides protection to the Company from catastrophes that could impact a large number of insurance policies. In 2023, the Company purchased XOL reinsurance so that the probability of losses from a single occurrence exceeding the protection purchase was no more than 0.4%. In 2024, the Company increased its purchase of non-proportional XOL reinsurance, raising the per occurrence XOL limit by 11% and increasing the number of participating reinsurers from 14 to 19. Under this placement, along with other existing catastrophe protections, the Company is protected on the upper layers of risk up to a 1 in 250-year event when considering the Mountain Re per occurrence, described above, corporate catastrophe, and the Florida Hurricane Catastrophe Fund (the “FHCF”) XOL described below under “Other Reinsurance.” The reinsurance protects the Company from all but the most severe catastrophic events.
Other Reinsurance
Spinnaker Insurance Company (“Spinnaker”) purchases reinsurance for programs written by MGAs other than Hippo through its Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 75% to 100% of the risk, up to the 1 in 250 year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
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
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of their reinsurers. As a result, credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the three and six months

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
ended June 30, 2024, and 2023 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance as of and for the three and six months ended June 30, 2024, and 2023 (in millions).

	For the Three Months Ended June 30,
	2024			2023
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$255.0	$208.3	$119.2	$240.2	$185.4	$196.0
Assumed	2.6	3.9	4.0	4.6	1.9	4.0
Gross	257.6	212.2	123.2	244.8	187.3	200.0
Ceded	(163.8)	(147.8)	(62.8)	(213.6)	(165.0)	(123.3)
Net	$93.8	$64.4	$60.4	$31.2	$22.3	$76.7

	For the Six Months Ended June 30,
	2024			2023
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$443.6	$410.8	$236.5	$425.9	$349.5	$320.7
Assumed	8.8	8.1	7.9	8.3	2.8	5.6
Gross	452.4	418.9	244.4	434.2	352.3	326.3
Ceded	(249.7)	(294.0)	(131.4)	(381.7)	(316.2)	(211.9)
Net	$202.7	$124.9	$113.0	$52.5	$36.1	$114.4
As of June 30, 2024 and December 31, 2023, a provision for sliding scale commissions of $31.1 million and $23.8 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, a receivable for sliding scale commissions of $2.5 million and $5.8 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, a provision for loss participation features of $42.2 million and $112.8 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
California	$60.0	23.3%	$43.2	17.7%	$100.5	22.2%	$76.0	17.5%
Texas	36.7	14.2%	44.2	18.2%	64.4	14.2%	83.8	19.3%
Florida	37.1	14.4%	38.0	15.5%	62.7	13.9%	59.5	13.7%
Illinois	8.9	3.5%	7.3	3.0%	14.9	3.3%	12.4	2.9%
Georgia	6.3	2.4%	13.0	5.3%	13.6	3.0%	22.2	5.1%
South Carolina	8.9	3.5%	5.7	2.3%	13.3	2.9%	9.2	2.1%
New York	6.9	2.7%	5.7	2.3%	12.6	2.8%	9.4	2.2%
Colorado	5.1	2.0%	6.7	2.7%	9.2	2.0%	12.5	2.9%
New Jersey	4.5	1.7%	4.0	1.6%	9.1	2.0%	8.3	1.9%
Ohio	4.4	1.7%	4.2	1.7%	9.0	2.0%	7.9	1.8%
Other	78.8	30.6%	72.8	29.7%	143.1	31.7%	133.0	30.6%
Total	$257.6	100.0%	$244.8	100%	$452.4	100%	$434.2	100.0%
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Hippo and Mr. Wand have filed a Motion for Summary Judgment against each of the claims filed by Mr. Navon and Innovius, and Mr. Navon filed a Motion for Summary Judgment on Hippo’s cross complaint against him. A hearing on the Motions for Summary Judgment was held on June 7, 2024, and a final order on the motion was issued by the court on July 1, 2024. The court granted in part and denied in part Hippo’s and Mr. Wand’s motions. Specifically, the court (i) dismissed all of Mr. Navon’s claims against Hippo such that none of Mr. Navon’s claims against Hippo remain; (ii) dismissed all of Mr. Navon’s claims against Mr. Wand, with the exception of the promissory estoppel claim; (iii) dismissed all of Innovius’ claims against Hippo and Mr. Wand, with the exception of one claim of breach of contract against Hippo; and (iv) denied Mr. Navon’s Motion for Summary Judgment on Hippo and Mr. Wand’s claims against Mr. Navon, such that all of those claims survive.
Although the court had set a trial date of September 9, 2024, on July 23, 2024, Mr. Navon filed a petition for a writ of mandate, seeking appellate review of the court’s orders on the Motion for Summary Judgment and requesting that the September 9, 2024 trial date be stayed. The court rescheduled the trial date to February 10, 2025, and required the parties to mediate the claim prior to the trial.
Any potential losses associated with the ongoing dispute with Mr. Navon cannot be estimated at this time.
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

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2023	1,589,529	$16.13	6.8	$0.2
Granted	—	—
Exercised	(100,502)	13.27
Cancelled/Expired	(69,472)	15.49
Outstanding as of June 30, 2024	1,419,555	16.37	6.4	$2.4
Vested and exercisable as of June 30, 2024	1,346,313	$16.39	6.3	$2.3
The aggregate intrinsic value of options exercised during the six months ended June 30, 2024 and 2023 was $0.5 million and $0.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the six months ended June 30, 2024 and 2023.
Total unrecognized compensation cost of $1.6 million as of June 30, 2024 is expected to be recognized over a weighted-average period of 1.1 years.
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
The following table summarizes the RSU and PRSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	2,534,683	$28.28
Granted	1,263,148	19.52
Released	(788,735)	25.61
Canceled and forfeited	(296,673)	28.09
Unvested and outstanding as of June 30, 2024	2,712,423	$25.01

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $45.8 million as of June 30, 2024, and it is expected to be recognized over a weighted-average period of 1.5 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the six months ended June 30, 2023, 80,990 shares have been issued under the 2021 ESPP for $1.0 million. During the six months ended June 30, 2024, 104,384 shares have been issued under the 2021 ESPP for $0.8 million. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Losses and loss adjustment expenses	$0.3	$0.1	$0.5	$0.6
Insurance related expenses	1.6	1.4	2.0	2.6
Technology and development	1.9	3.9	3.6	7.3
Sales and marketing	2.7	3.6	4.6	7.9
General and administrative	5.4	7.7	9.6	14.4
Total stock-based compensation expense	$11.9	$16.7	$20.3	$32.8

Stock Repurchases
In March 2023, the Board authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. No share repurchases were made under this program during the six months ended June 30, 2024. As of June 30, 2024, $48.2 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (1.3)% and (0.3)% for the six months ended June 30, 2024 and 2023, respectively. The difference between the rate for the three months ended June 30, 2024 and 2023 and the U.S.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of June 30, 2024 and 2023, the Company has $5.8 million and $3.8 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the six months ended June 30, 2024 and 2023.
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(40.5)	$(107.8)	$(76.2)	$(177.7)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	24,633,960	23,387,767	24,583,168	23,293,652
Net loss per share attributable to Hippo — basic and diluted	$(1.64)	$(4.61)	$(3.10)	$(7.63)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	June 30,
	2024	2023
Outstanding options	1,419,555	1,710,915
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	13,020	39,096
RSU and PRSUs	2,712,423	3,168,631
Total	4,504,998	5,278,642

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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$15.6	$48.8	$—	$64.4
Commission income, net	12.1	5.9	1.2	(3.1)	16.1
Service and fee income	—	—	3.0	—	3.0
Net investment income	—	2.9	3.2	—	6.1
Total revenue	12.1	24.4	56.2	(3.1)	89.6
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	5.2	54.9	—	60.1
Insurance related expense	—	8.8	12.7	(2.6)	18.9
Sales and marketing	8.1	—	1.6	(0.4)	9.3
Technology and development	2.5	0.1	3.2	—	5.8
General and administrative	2.7	1.7	6.6	—	11.0
Other expenses	—	—	—	—	—
Total adjusted operating expenses	13.3	15.8	79.0	(3.0)	105.1
Less: Net investment income	—	(2.9)	(3.2)	—	(6.1)
Less: Noncontrolling interest	(3.3)	—	—	—	(3.3)
Adjusted operating income (loss)	(4.5)	5.7	(26.0)	(0.1)	(24.9)
Net investment income					6.1
Depreciation and amortization					(5.9)
Stock-based compensation					(11.9)
Fair value adjustments					(0.4)
Other one-off transactions					(2.8)
Income tax expense					(0.7)
Net loss attributable to Hippo					$(40.5)
Income tax expense					0.7
Noncontrolling interest					3.3
Loss before income taxes					$(36.5)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$9.9	$12.4	$—	$22.3
Commission income, net	11.3	4.8	2.7	(2.6)	16.2
Service and fee income	0.2	—	3.6	—	3.8
Net investment income	—	1.5	3.9	—	5.4
Total revenue	11.5	16.2	22.6	(2.6)	47.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	3.8	72.8	—	76.6
Insurance related expense	—	4.7	10.2	(0.8)	14.1
Sales and marketing	11.1	—	5.2	(1.2)	15.1
Technology and development	4.1	0.2	4.8	—	9.1
General and administrative	3.1	1.3	7.9	—	12.3
Other expenses	0.2	—	—	—	0.2
Total adjusted operating expenses	18.5	10.0	100.9	(2.0)	127.4
Less: Net investment income	—	(1.5)	(3.9)	—	(5.4)
Less: Noncontrolling interest	(2.6)	—	—	—	(2.6)
Adjusted operating income (loss)	(9.6)	4.7	(82.2)	(0.6)	(87.7)
Net investment income					5.4
Depreciation and amortization					(5.2)
Stock-based compensation					(16.7)
Fair value adjustments					(2.7)
Other one-off transactions					(0.7)
Income tax expense					(0.2)
Net loss attributable to Hippo					$(107.8)
Income tax expense					0.2
Noncontrolling interest					2.6
Loss before income taxes					$(105.0)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$28.0	$96.9	$—	$124.9
Commission income, net	23.4	11.4	2.1	(4.9)	32.0
Service and fee income	0.1	—	5.7	—	5.8
Net investment income	—	5.4	6.6	—	12.0
Total revenue	23.5	44.8	111.3	(4.9)	174.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	9.7	102.8	—	112.5
Insurance related expense	—	15.7	24.9	(5.2)	35.4
Sales and marketing	16.5	—	3.2	(0.6)	19.1
Technology and development	5.4	0.1	6.9	—	12.4
General and administrative	5.5	3.5	13.1	—	22.1
Other expenses	—	—	—	—	—
Total adjusted operating expenses	27.4	29.0	150.9	(5.8)	201.5
Less: Net investment income	—	(5.4)	(6.6)	—	(12.0)
Less: Noncontrolling interest	(5.9)	—	—	—	(5.9)
Adjusted operating income (loss)	(9.8)	10.4	(46.2)	0.9	(44.7)
Net investment income					12.0
Depreciation and amortization					(11.5)
Stock-based compensation					(20.3)
Fair value adjustments					(1.9)
Other one-off transactions					(5.2)
Income tax expense					(1.0)
Impairment and restructuring charges					(3.6)
Net loss attributable to Hippo					$(76.2)
Income tax expense					1.0
Noncontrolling interest					5.9
Loss before income taxes					$(69.3)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$17.5	$18.6	$—	$36.1
Commission income, net	20.9	8.7	9.0	(5.0)	33.6
Service and fee income	0.3	—	6.7	—	7.0
Net investment income	—	3.0	7.8	—	10.8
Total Revenue	21.2	29.2	42.1	(5.0)	87.5
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	6.5	107.2	—	113.7
Insurance related expense	—	8.9	18.5	(1.6)	25.8
Sales and marketing	23.3	—	10.1	(2.4)	31.0
Technology and development	7.8	0.3	9.3	—	17.4
General and administrative	6.0	2.6	15.4	—	24.0
Other expenses	0.4	—	—	—	0.4
Total adjusted operating expenses	37.5	18.3	160.5	(4.0)	212.3
Less: Net investment income	—	(3.0)	(7.8)	—	(10.8)
Less: Noncontrolling interest	(4.3)	—	—	—	(4.3)
Adjusted operating income (loss)	(20.6)	7.9	(126.2)	(1.0)	(139.9)
Net investment income					10.8
Depreciation and amortization					(9.5)
Stock-based compensation					(32.8)
Fair value adjustments					(3.7)
Other one-off transactions					(2.1)
Income tax expense					(0.5)
Net loss attributable to Hippo					$(177.7)
Income tax expense					0.5
Noncontrolling interest					4.3
Loss before income taxes					$(172.9)
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
In May 2023, we secured new catastrophe protection through a per occurrence XOL reinsurance agreement with Mountain Re Ltd. (“Mountain Re”), an independent Bermuda company, licensed as a Special Purpose Insurer. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with the reinsurance agreement, Mountain Re issued notes (generally referred to as “catastrophe bonds”) to investors, consistent with the amount of coverage provided under the reinsurance agreement. The reinsurance agreement provides us with coverage through June 2026, and pursuant to the agreement, Mountain Re provides XOL reinsurance coverage to us for losses from a variety of perils, including named storms, fire following an earthquake, severe thunderstorms, and winter storms on business produced through the Hippo MGA. Under the terms of the reinsurance agreement, we are obligated to pay annual reinsurance premiums to Mountain Re for the reinsurance coverage which inures to the benefit of our traditional

XOL program described below. Amounts payable under the reinsurance agreement with respect to any covered event cannot exceed our actual losses from such event.
Our XOL program provides us protection from catastrophes that could impact a large number of insurance policies. We buy XOL so that the probability of losses from a single occurrence exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250-year return period when considered with the Mountain Re per occurrence, described above, corporate catastrophe, and Florida Hurricane Catastrophe Fund (the “FHCF”) XOL described below under “Other Reinsurance.” This reinsurance protects us from all but the most severe catastrophic events.
Other Reinsurance
Spinnaker also purchased reinsurance for programs written by MGAs other than Hippo through our Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 75% to 100% of the risk, up to the 1 in 250-year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by us in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
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
Other (Income) Expense, net
Other (income) expense, net primarily consists of certain fair value adjustments and other non-operating income expenses.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	($ in millions)
Total Generated Premium	$380.1	$317.6	$673.6	$562.6
Total Revenue	89.6	47.7	174.7	87.5
Net Loss attributable to Hippo	(40.5)	(107.8)	(76.2)	(177.7)
Adjusted EBITDA	(24.9)	(87.7)	(44.7)	(139.9)
Gross Loss Ratio	58%	107%	58%	93%
Net Loss Ratio	94%	344%	91%	317%
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Gross Written Premium	$257.6	$244.8	$12.8	$452.4	$434.2	$18.2
Gross Placed Premium	122.5	72.8	49.7	221.2	128.4	92.8
Total Generated Premium	$380.1	$317.6	$62.5	$673.6	$562.6	$111.0
Our Total Generated Premium for the three months ended June 30, 2024 grew 20% year-over-year to $380.1 million from $317.6 million for the three months ended June 30, 2023. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business, the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. This was partially offset by a decrease in our Hippo Home Insurance Program (“HHIP”) as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
Our Total Generated Premium for the six months ended June 30, 2024 grew 20% year-over-year to $673.6 million from $562.6 million for the six months ended June 30, 2023. The growth was driven primarily by the growth of non-Hippo written premium supported by our Insurance-as-a-Service business, the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. This was partially offset by a decrease in our Hippo Home Insurance Program (“HHIP”) as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
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
For the three months ended June 30, 2024, adjusted EBITDA loss was $24.9 million, a decrease of $62.8 million compared to a $87.7 million EBITDA loss for the three months ended June 30, 2023. The decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaty compared to prior periods, a lower HHIP gross loss ratio due primarily to the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, and a decrease in other operating expenses.
For the six months ended June 30, 2024, adjusted EBITDA loss was $44.7 million, a decrease of $95.2 million compared to a $139.9 million EBITDA loss for the six months ended June 30, 2023. The decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaty compared to prior periods, a lower HHIP gross loss ratio due primarily to the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, and a decrease in other operating expenses.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to Hippo	$(40.5)	$(107.8)	$(76.2)	$(177.7)
Adjustments:
Net investment income	(6.1)	(5.4)	(12.0)	(10.8)
Depreciation and amortization	5.9	5.2	11.5	9.5
Stock-based compensation	11.9	16.7	20.3	32.8
Fair value adjustments	0.4	2.7	1.9	3.7
Other one-off transactions	2.8	0.7	5.2	2.1
Income tax expense	0.7	0.2	1.0	0.5
Impairment and restructuring charges	—	—	3.6	—
Adjusted EBITDA	$(24.9)	$(87.7)	$(44.7)	$(139.9)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross Losses and LAE	$123.2	$200.0	$244.4	$326.3
Gross Earned Premium	212.2	187.3	418.9	352.3
Gross Loss Ratio	58%	107%	58%	93%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
PCS losses	10%	57%	10%	42%
Non-PCS losses	48%	50%	48%	51%
Gross loss ratio	58%	107%	58%	93%
For the three months ended June 30, 2024, our Gross Loss Ratio was 58% net of a prior year favorable development of 5 percentage points relating to PCS events compared with 107% net of a prior year favorable development of 6 percentage points relating to Non-PCS events and 4 percentage points relating to PCS events for the three months ended June 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and due to a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the six months ended June 30, 2024, our Gross Loss Ratio was 58% net of a prior year favorable development of 2 percentage points relating to PCS events compared with 93% net of a prior year favorable development of 3 percentage points relating to Non-PCS events and 2 percentage points relating to PCS events for the six months ended June 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and due to a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Losses and LAE	$60.4	$76.7	$113.0	$114.4
Net Earned Premium	64.4	22.3	124.9	36.1
Net Loss Ratio	94%	344%	91%	317%
For the three months ended June 30, 2024, our net loss ratio was 94% net of a prior year favorable development of 3 percentage points relating to PCS events compared with 344% net of a prior year favorable development of 7 percentage points relating to Non-PCS events and 4 percentage points relating to PCS events for the three months ended June 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the six months ended June 30, 2024, our net loss ratio was 91% net of a prior year favorable development of 2 percentage points relating to PCS events compared with 317% net of a prior year favorable development of 3 percentage points relating to Non-PCS events and 3 percentage points relating to PCS events for the six months ended June 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.

Segment Information

	Three Months Ended June 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$163.3	$186.3	$74.1	$(43.6)	$380.1
Total Revenue	12.1	24.4	56.2	(3.1)	89.6
Adjusted operating income (loss)	(4.5)	5.7	(26.0)	(0.1)	(24.9)

	Three Months Ended June 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$118.1	$151.7	$102.2	$(54.4)	$317.6
Total Revenue	11.5	16.2	22.6	(2.6)	47.7
Adjusted operating income (loss)	(9.6)	4.7	(82.2)	(0.6)	(87.7)

	Six Months Ended June 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$297.0	$316.3	$139.6	$(79.3)	$673.6
Total Revenue	23.5	44.8	111.3	(4.9)	174.7
Adjusted operating income (loss)	(9.8)	10.4	(46.2)	0.9	(44.7)

	Six Months Ended June 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$216.0	$255.7	$194.4	$(103.5)	$562.6
Total Revenue	21.2	29.2	42.1	(5.0)	87.5
Adjusted operating income (loss)	(20.6)	7.9	(126.2)	(1.0)	(139.9)

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

Services
For the three months ended June 30, 2024, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $163.3 million, an increase of 38% from $118.1 million over the prior year quarter, while revenue was $12.1 million, an increase of 5% from $11.5 million over the prior year quarter. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. Our adjusted operating loss was $4.5 million, a decrease of 53% compared to a loss of $9.6 million in the prior year quarter, due primarily to lower adjusted operating expenses including a decrease in advertising costs, and an increase in revenue as noted above.
For the six months ended June 30, 2024, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $297.0 million, an increase of 38% from $216.0 million over the prior year period, while revenue was $23.5 million, an increase of 11% from $21.2 million over the prior year period. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. Our adjusted operating loss was $9.8 million, a decrease of 52% compared to a loss of $20.6 million in the prior year period, due primarily to lower adjusted operating expenses including a decrease in advertising costs, and an increase in revenue as noted above.

Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended June 30, 2024, Total Generated Premium was $186.3 million, an increase of 23% from $151.7 million over the prior year quarter, while revenue was $24.4 million, an increase of 51% from $16.2 million over the prior year quarter. The growth was driven primarily by the increase in performance of existing programs. Adjusted operating income was $5.7 million, an increase of 21% compared to income of $4.7 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses and loss and loss adjustment expenses due to the growth of the book of business.
For the six months ended June 30, 2024, Total Generated Premium was $316.3 million, an increase of 24% from $255.7 million over the prior year period, while revenue was $44.8 million, an increase of 53% from $29.2 million over the prior year period. The growth was driven primarily by the increase in performance of existing programs. Adjusted operating income was $10.4 million, an increase of 32% compared to income of $7.9 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses and loss and loss adjustment expenses due to the growth of the book of business.

Hippo Home Insurance Program
For the three months ended June 30, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $74.1 million, a decrease of 27% from $102.2 million over the prior year quarter, while revenue was $56.2 million, an increase of 149% from $22.6 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium, partially offset by a decrease in commission income, net, reflecting changes in our 2023 and 2024 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium.

For the three months ended June 30, 2024 and 2023, $7.9 million and $8.5 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $26.0 million in the quarter, a decrease of 68% compared to a loss of $82.2 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above and an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events. This was partially offset by an increase in insurance related expenses due to higher premium retention.
For the six months ended June 30, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $139.6 million, a decrease of 28% from $194.4 million over the prior year period, while revenue was $111.3 million, an increase of 164% from $42.1 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium, partially offset by a decrease in commission income, net, reflecting changes in our 2023 and 2024 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium. For the six months ended June 30, 2024 and 2023, $15.0 million and $15.9 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $46.2 million in the quarter, a decrease of 63% compared to a loss of $126.2 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above, a decrease in sales and marketing expenses, including a reduction in headcount and decrease in sales commissions, as well as an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events. This was partially offset by an increase in insurance related expenses due to higher premium retention.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	Hippo Home Insurance Program
PCS losses	24%	120%	23%	81%
Non-PCS losses	60%	58%	59%	59%
HPGLR	84%	178%	82%	140%

For the three months ended June 30, 2024, HPGLR was 84% net of a prior year favorable development of 15 percentage points relating to PCS events and 178% net of a prior year favorable development of 5 percentage points relating to Non-PCS events and 2 percentage points relating to PCS events. The decrease reflected the benefits of the pricing and underwriting actions we have taken and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the six months ended June 30, 2024, HPGLR was 82% net of a prior year favorable development of 7 percentage points relating to PCS events and 140% net of a prior year favorable development of 2 percentage points relating to Non-PCS events and 1 percentage points relating to PCS events, The decrease reflected the benefits of the pricing and underwriting actions we have taken and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Net earned premium	$64.4	$22.3	$42.1	189%	$124.9	$36.1	$88.8	246%
Commission income, net	16.1	16.2	(0.1)	(1)%	32.0	33.6	(1.6)	(5)%
Service and fee income	3.0	3.8	(0.8)	(21)%	5.8	7.0	(1.2)	(17)%
Net investment income	6.1	5.4	0.7	13%	12.0	10.8	1.2	11%
Total revenue	89.6	47.7	41.9	88%	174.7	87.5	87.2	100%
Expenses:
Losses and loss adjustment expenses	60.4	76.7	(16.3)	(21)%	113.0	114.4	(1.4)	(1)%
Insurance related expenses	24.5	18.8	5.7	30%	45.3	34.5	10.8	31%
Technology and development	7.8	13.1	(5.3)	(40)%	16.1	24.7	(8.6)	(35)%
Sales and marketing	13.4	22.6	(9.2)	(41)%	27.8	45.0	(17.2)	(38)%
General and administrative	19.9	21.5	(1.6)	(7)%	38.2	41.3	(3.1)	(8)%
Impairment and restructuring charges	—	—	—	N/A	3.6	—	3.6	N/A
Other (income) expense, net	0.1	—	0.1	N/A	—	0.5	(0.5)	(100)%
Total expenses	126.1	152.7	(26.6)	(17)%	244.0	260.4	(16.4)	(6)%
Loss before income taxes	(36.5)	(105.0)	68.5	(65)%	(69.3)	(172.9)	103.6	(60)%
Income tax expense	0.7	0.2	0.5	250%	1.0	0.5	0.5	100%
Net loss	(37.2)	(105.2)	68.0	(65)%	(70.3)	(173.4)	103.1	(59)%

Net income attributable to noncontrolling interests, net of tax	3.3	2.6	0.7	27%	5.9	4.3	1.6	37%
Net loss attributable to Hippo	$(40.5)	$(107.8)	$67.3	(62)%	(76.2)	(177.7)	$101.5	(57)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	(0.2)	(1.1)	0.9	(82)%	(0.7)	0.6	(1.3)	(217)%
Comprehensive loss attributable to Hippo	$(40.7)	$(108.9)	$68.2	(63)%	(76.9)	(177.1)	$100.2	(57)%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Net Earned Premium
For the three months ended June 30, 2024, net earned premium was $64.4 million, an increase of $42.1 million compared to $22.3 million for the three months ended June 30, 2023. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended June 30, 2024 and 2023, $15.4 million and $13.9 million, respectively, was offset against earned premium for XOL.
For the six months ended June 30, 2024, net earned premium was $124.9 million, an increase of $88.8 million compared to $36.1 million for the six months ended June 30, 2023. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the six months ended June 30, 2024 and 2023, $28.9 million and $25.6 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and six months ended June 30, 2024 and 2023 (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Gross written premium	$257.6	$244.8	$12.8	$452.4	$434.2	$18.2
Ceded written premium	(163.8)	(213.6)	49.8	(249.7)	(381.7)	132.0
Net written premium	93.8	31.2	62.6	202.7	52.5	150.2
Change in unearned premium	(29.4)	(8.9)	(20.5)	(77.8)	(16.4)	(61.4)
Net earned premium	$64.4	$22.3	$42.1	$124.9	$36.1	$88.8
Commission Income, Net
For the three months ended June 30, 2024, commission income was $16.1 million, a decrease of $0.1 million, or 1%, compared to $16.2 million for the three months ended June 30, 2023. The decrease was due primarily to a decrease in ceding commissions of $4.0 million due to higher premium retention, which decreases ceding commissions and increases net earned premium. This decrease was partially offset by an increase in agency commissions of $2.5 million and carrier fronting fees of $1.0 million, both of which grew due to the year-over-year growth of our total book of business.
For the six months ended June 30, 2024, commission income was $32.0 million, a decrease of $1.6 million, or 5%, compared to $33.6 million for the six months ended June 30, 2023. The decrease was due primarily to a decrease in ceding commissions of $10.6 million due to higher premium retention, which decreases ceding commissions and increases net earned premium. This decrease was partially offset by an increase in agency commissions of $6.1 million and carrier fronting fees of $2.7 million, both of which grew due to the year-over-year growth of our total book of business.
Service and Fee Income

For the three months ended June 30, 2024, service and fee income was $3.0 million, a decrease of $0.8 million, or 21%, compared to $3.8 million for the three months ended June 30, 2023. The decrease was due primarily to a decrease in policy fees and fee sharing arrangements.
For the six months ended June 30, 2024, service and fee income was $5.8 million, a decrease of $1.2 million, or 16%, compared to $7.0 million for the six months ended June 30, 2023. The decrease was due primarily to a decrease in policy fees and fee sharing arrangements.
Net Investment Income
For the three months ended June 30, 2024, net investment income was $6.1 million, an increase of $0.7 million, compared to $5.4 million for the three months ended June 30, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
For the six months ended June 30, 2024, net investment income was $12.0 million, an increase of $1.2 million, compared to $10.8 million for the six months ended June 30, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended June 30, 2024, loss and loss adjustment expenses were $60.4 million, a decrease of $16.3 million, compared to $76.7 million for the three months ended June 30, 2023. The decrease was due primarily to an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events, which is partially offset by an increase in losses due to higher premium retention rates and the growth of our book of business.
For the six months ended June 30, 2024, loss and loss adjustment expenses were $113.0 million, a decrease of $1.4 million, compared to $114.4 million for the six months ended June 30, 2023. The decrease was due primarily to an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events, which is partially offset by an increase in losses due to higher premium retention rates and the growth of our book of business.
Insurance Related Expenses
For the three months ended June 30, 2024, insurance related expenses were $24.5 million, an increase of $5.7 million, or 30%, compared to $18.8 million for the three months ended June 30, 2023. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $5.7 million due to higher premium retention rates and the growth of our book of business. This was partially offset by a decrease in underwriting costs.
For the six months ended June 30, 2024, insurance related expenses were $45.3 million, an increase of $10.8 million, or 31%, compared to $34.5 million for the six months ended June 30, 2023. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $11.2 million due to higher premium retention rates and the growth of our book of business. This was partially offset by a decrease in underwriting costs.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization of deferred direct acquisition costs, net	$12.6	$6.9	$24.1	12.9
Employee-related costs	3.5	3.4	5.7	6.4
Underwriting costs	1.5	2.2	2.9	4.0
Amortization of capitalized internal use software	4.1	3.1	8.0	6.0
Other	2.8	3.2	4.6	5.2
Total	$24.5	$18.8	$45.3	$34.5
Direct acquisition costs were $20.7 million and $44.9 million for the three and six months ended June 30, 2024, of which $8.1 million and $20.8 million were offset by ceding commission income.
Direct acquisition costs were $19.7 million and $36.0 million for the three and six months ended June 30, 2023, of which $12.8 million and $23.1 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended June 30, 2024, technology and development expenses were $7.8 million, a decrease of $5.3 million, or 40%, compared to $13.1 million for the three months ended June 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $5.3 million, including a decrease in stock-based compensation of $2.0 million, driven by a decrease in headcount.
For the six months ended June 30, 2024, technology and development expenses were $16.1 million, a decrease of $8.6 million, or 35%, compared to $24.7 million for the six months ended June 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $8.7 million, including a decrease in stock-based compensation of $3.7 million, driven by a decrease in headcount.
Sales and Marketing Expenses
For the three months ended June 30, 2024, sales and marketing expenses were $13.4 million, a decrease of $9.2 million, or 41%, compared to $22.6 million for the three months ended June 30, 2023. The decrease was due primarily to a decrease in advertising costs of $2.4 million and a decrease in employee-related costs of $2.0 million, including a decrease in stock-based compensation of $0.9 million due to a decrease in headcount. The decrease was also due to the change in fair value of contingent consideration of $2.5 million and decrease in commission expense of $0.8 million.
For the six months ended June 30, 2024, sales and marketing expenses were $27.8 million, a decrease of $17.2 million, or 38%, compared to $45.0 million for the six months ended June 30, 2023. The decrease was due primarily to a decrease in advertising costs of $5.4 million and a decrease in employee-related costs of $5.8 million, including a decrease stock-based compensation of $3.3 million due to a decrease in headcount. The decrease was also due to the change in fair value of contingent consideration of $1.7 million and decrease in commission expense of $1.3 million.
General and Administrative Expenses
For the three months ended June 30, 2024, general and administrative expenses were $19.9 million, a decrease of $1.6 million, or 7%, compared to $21.5 million for the three months ended June 30, 2023. The decrease was due primarily to a decrease in stock-based compensation of $2.3 million and a decrease in corporate insurance costs of $0.8 million. This was partially offset by an increase in legal costs of $1.8 million.

For the six months ended June 30, 2024, general and administrative expenses were $38.2 million, a decrease of $3.1 million, or 8%, compared to $41.3 million for the six months ended June 30, 2023. The increase was due primarily to a decrease in stock-based compensation of $4.8 million, partially driven by a charge due to the repricing of options during the first half of 2023, and a decrease in corporate insurance of $1.6 million. This was partially offset by an increase in legal costs of $2.9 million.
Impairment and Restructuring Charges
For the three months ended June 30, 2024 and 2023, there were no impairment or restructuring charges.
For the six months ended June 30, 2024, impairment and restructuring charges were $3.6 million which primarily related to the impairment of a lease right-of-use asset due to abandonment of leased office space. There were no impairment and restructuring charges for the six months ended June 30, 2023.
Other (Income) Expense, net
For the three months ended June 30, 2024, other expense, net was $0.1 million compared to $0.0 million for the three months ended June 30, 2023.
For the six months ended June 30, 2024, other expense, net was $0.0 million compared to $0.5 million for the six months ended June 30, 2023. The decrease in other expense, net was due primarily to a decrease in our share of losses from equity method investees.
Income Taxes
For the three months ended June 30, 2024, income tax expense was $0.7 million, an increase of $0.5 million compared to $0.2 million for the three months ended June 30, 2023.
For the six months ended June 30, 2024, income tax expense was $1.0 million, an increase of $0.5 million compared to $0.5 million for the six months ended June 30, 2023.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended June 30, 2024, net loss attributable to Hippo was $40.5 million, a decrease of $67.3 million compared to $107.8 million for the three months ended June 30, 2023 due to the factors described above.
For the six months ended June 30, 2024, net loss attributable to Hippo was $76.2 million, a decrease of $101.5 million compared to $177.7 million for the six months ended June 30, 2023 due to the factors described above.
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of June 30, 2024, we had $220.2 million of cash, $44.3 million of restricted cash, and $315.5 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of June 30, 2024, is $11.3 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended
	June 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$7.1	$(45.0)	$52.1
Investing activities	$30.4	$48.8	$(18.4)
Financing activities	$(12.4)	$(9.9)	$(2.5)
Operating Activities
Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities. Cash provided by operating activities was $7.1 million for the six months ended June 30, 2024, an increase of $52.1 million, from cash used in operating activities of $45.0 million for the six months ended June 30, 2023. The increase was due primarily to an increase in revenues as well as working capital changes that benefited cash due to higher premium retention and improved terms on our reinsurance treaties.
Investing Activities
Cash provided by investing activities was $30.4 million for the six months ended June 30, 2024, due primarily to the maturities of investment securities, partially offset by purchases of investment securities.
Cash provided by investing activities was $48.8 million for the six months ended June 30, 2023, due primarily to the maturities and sales of investment securities, partially offset by purchases of investment securities and an office building.
Financing Activities
Cash used in financing activities was $12.4 million for the six months ended June 30, 2024, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
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
Such laws, rules, and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners’ insurance rates and coverage forms, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, or lead to fines, premium refunds, or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications, including but not limited to cancellations, non-renewals, and reinstatements. For example, in March 2024 we received inquiries from the California Department of Insurance (“CDI”) related to the complaints they received from consumers specifically as regards the compliance with California law of the non-renewal of those homeowners’ policies. Although Hippo was able to resolve the California complaints and corresponding concerns of the CDI, if additional or future compliance issues arise, the CDI could impose fines as well as require remediation, refunds, or other penalties, which could be substantial. Regulatory actions or related civil actions by consumers could have a material financial impact on Hippo or its subsidiaries. Regulators also have the ability to issue cease-and-desist orders and take other civil actions to address compliance.
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
In addition, as a condition to writing business in certain states, insurance companies are often required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. Certain states impose significant restrictions on a company’s ability to materially reduce its exposures, non-renew, or to withdraw from certain lines of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans including on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to terminate unprofitable policies or to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure including, but not limited to, catastrophe events such as hurricane-related losses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
April 1 through April 30, 2024	—	$—	—
May 1 through May 31, 2024	—	$—	—
June 1 through June 30, 2024	—	$—	—
Total	—			$48.2

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, our officers and directors took the following actions with respect to trading arrangements that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c):

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-01	Non- Rule 10b5-01	Total Shares to be Sold	Expiration Date
Anirudh Badia (Chief Accounting Officer)	Adopt	6/14/2024	X	—	84,969	7/11/2025

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2024.

HIPPO HOLDINGS INC.

By:	/s/ Richard McCathron
Name:	Richard McCathron
Title:	Chief Executive Officer

By:	/s/ Stewart Ellis
Name:	Stewart Ellis
Title:	Chief Financial Officer & Chief Strategy Officer