Form 10-Q
period 2024-09-30
Hippo Holdings Inc.
filed 2024-11-08
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer.” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The registrant had 24,359,710 shares of common stock outstanding as of November 4, 2024.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and our reputation. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to our most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

PART I - Financial Information
Item 1: Financial Statements
HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $201.3 million and $164.6 million, respectively)	$201.8	$161.7
Short-term investments, at fair value (amortized cost: $152.4 million and $187.1 million, respectively)	152.5	187.1
Total investments	354.3	348.8
Cash and cash equivalents	191.2	142.1
Restricted cash	39.7	53.0
Accounts receivable, net of allowance of $0.5 million and $0.5 million, respectively	157.8	145.2
Reinsurance recoverable on paid and unpaid losses and LAE	279.8	281.3
Prepaid reinsurance premiums	292.3	335.6
Ceding commissions receivable	89.0	73.8
Capitalized internal use software	50.2	48.4
Intangible assets	23.8	27.3
Other assets	67.3	69.2
Total assets	$1,545.4	$1,524.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$351.1	$322.5
Unearned premiums	473.8	419.2
Reinsurance premiums payable	261.2	260.1
Provision for commission	31.1	24.7
Accrued expenses and other liabilities	98.1	113.5
Total liabilities	1,215.3	1,140.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 25,232,297 and 24,148,308 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,645.1	1,615.2
Accumulated other comprehensive loss	0.5	(2.9)
Accumulated deficit	(1,319.2)	(1,234.4)
Total Hippo stockholders’ equity	326.4	377.9
Noncontrolling interest	3.7	6.8
Total stockholders’ equity	330.1	384.7
Total liabilities and stockholders’ equity	$1,545.4	$1,524.7
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue:
Net earned premium	$70.6	$32.9	$195.5	$69.0
Commission income, net	15.7	14.2	47.7	47.8
Service and fee income	3.0	4.9	8.8	11.9
Net investment income	6.2	5.7	18.2	16.5
Total revenue	95.5	57.7	270.2	145.2
Expenses:
Losses and loss adjustment expenses	51.6	36.5	164.6	150.9
Insurance related expenses	22.6	20.3	67.9	54.8
Technology and development	7.0	11.9	23.1	36.6
Sales and marketing	12.5	18.9	40.3	63.9
General and administrative	15.3	20.7	53.5	62.0
Impairment and restructuring charges	—	—	3.6	—
Gain on sale of business	(8.2)	—	(8.2)	—
Other (income) expense, net	(0.1)	—	(0.1)	0.5
Total expenses	100.7	108.3	344.7	368.7
Loss before income taxes	(5.2)	(50.6)	(74.5)	(223.5)
Income tax (benefit) expense	—	(0.3)	1.0	0.2
Net loss	(5.2)	(50.3)	(75.5)	(223.7)
Net income attributable to noncontrolling interests, net of tax	3.3	2.8	9.2	7.1
Net loss attributable to Hippo	$(8.5)	$(53.1)	$(84.7)	$(230.8)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	4.1	(0.7)	3.4	(0.1)
Comprehensive loss attributable to Hippo	$(4.4)	$(53.8)	$(81.3)	$(230.9)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(8.5)	$(53.1)	$(84.7)	$(230.8)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	25,068,472	23,729,570	24,644,272	23,440,550
Net loss per share attributable to Hippo - basic and diluted	$(0.34)	$(2.24)	$(3.44)	$(9.85)
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive income (loss)	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Other	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8
Net loss	—	$—	$—	$—	$(40.5)	$(40.5)	$3.3	$(37.2)
Other comprehensive income (loss)	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of common stock from stock plans and contingently issuable shares	481,804	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation expense	—	—	13.3	—	—	13.3	—	13.3
Other	—	—	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2024	24,891,528	$—	$1,636.8	$(3.6)	$(1,310.6)	$322.6	$4.0	$326.6
Net loss	—	—	—	—	(8.5)	(8.5)	3.3	(5.2)
Other comprehensive income (loss)	—	—	—	4.1	—	4.1	—	4.1
Issuance of common stock from stock plans and contingently issuable shares	340,769	—	0.9	—	—	0.9	—	0.9
Shares withheld related to net share settlement	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	10.1	—	—	10.1		10.1
Acquisitions of noncontrolling interests	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
Other	—	—	—	—	(0.1)	(0.1)	(3.5)	(3.6)
Balance at September 30, 2024	25,232,297	—	$1,645.1	$0.5	$(1,319.2)	$326.4	$3.7	$330.1
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2023	23,201,434	$—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(69.8)	(69.8)	1.7	(68.1)
Other comprehensive income (loss)	—	—	—	1.7	—	1.7	—	1.7
Issuance of common stock from stock plans and contingently issuable shares	134,824	—	0.4	—	—	0.4	—	0.4
Repurchase of common stock	(15,472)	—	(0.2)	—	—	(0.2)	—	(0.2)
Shares withheld related to net share settlement	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Stock-based compensation expense	—	—	17.4	—	—	17.4	—	17.4
Other	—	—	—	—	(0.2)	(0.2)	(0.6)	(0.8)
Balance at March 31, 2023	23,320,786	$—	$1,574.7	$(5.3)	$(1,031.1)	$538.3	$4.7	$543.0
Net loss	—	$—	$—	$—	$(107.8)	$(107.8)	$2.6	$(105.2)
Other comprehensive income (loss)	—	—	—	(1.1)	—	(1.1)	—	(1.1)
Issuance of common stock from stock plans and contingently issuable shares	375,844	—	1.8	—	—	1.8	—	1.8
Repurchase of common stock	(85,322)	—	(1.6)	—	—	(1.6)	—	(1.6)
Shares withheld related to net share settlement	—	—	(2.0)	—	—	(2.0)	—	(2.0)
Stock-based compensation expense	—	—	18.0	—	—	18.0	—	18.0
Other	—	—	—	—	—	—	(5.9)	(5.9)
Balance at June 30, 2023	23,611,308	$—	$1,590.9	$(6.4)	$(1,138.9)	$445.6	$1.4	$447.0
Net loss	—	$—	$—	$—	$(53.1)	$(53.1)	$2.8	$(50.3)
Other comprehensive loss	—	—	—	(0.7)	—	(0.7)	—	(0.7)
Issuance of common stock from stock plans and contingently issuable shares	280,622	—	0.6	—	—	0.6	—	0.6
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	15.7	—	—	15.7	—	15.7
Other	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2023	23,891,930	$—	$1,606.1	$(7.1)	$(1,192.0)	$407.0	$4.3	$411.3
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(75.5)	$(223.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17.4	14.4
Stock–based compensation expense	29.3	46.7
Fair value adjustments	2.2	4.3
Impairment and restructuring charges	3.3	—
Gain on sale of business	(8.2)	—
Other non-cash items	(6.6)	(6.9)
Changes in assets and liabilities:
Accounts receivable, net	(12.6)	(38.2)
Reinsurance recoverable on paid and unpaid losses and LAE	1.5	(11.0)
Ceding commissions receivable	(15.3)	(34.2)
Prepaid reinsurance premiums	43.3	(65.7)
Other assets	(6.2)	0.1
Provision for commission	6.4	13.0
Accrued expenses and other liabilities	(9.4)	6.6
Loss and loss adjustment expense reserves	28.6	66.1
Unearned premiums	54.6	100.6
Reinsurance premiums payable	1.1	84.0
Net cash provided by (used in) operating activities	53.9	(43.9)
Cash flows from investing activities:
Capitalized internal use software costs	(10.4)	(13.0)
Purchases of property and equipment	(0.2)	(29.2)
Purchases of fixed maturities	(70.7)	(32.7)
Maturities of fixed maturities	29.2	8.0
Sales of fixed maturities	1.4	3.1
Purchases of short-term investments	(173.0)	(258.0)
Maturities of short-term investments	206.6	375.6
Sales of short-term investments	0.2	26.7
Proceeds from sale of business, net of cash disposed	19.2	—
Other	0.2	(0.9)
Net cash provided by investing activities	2.5	79.6
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(6.3)	(4.0)
Proceeds from issuance of common stock	3.0	2.4
Share repurchases under program	—	(1.8)
Payments of contingent consideration	(0.7)	(1.0)
Acquisitions of noncontrolling interests	(0.2)	—
Distributions to noncontrolling interests and other	(16.4)	(6.5)
Net cash used in financing activities	(20.6)	(10.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	35.8	24.9
Cash, cash equivalents, and restricted cash at the beginning of the period	195.1	244.5
Cash, cash equivalents, and restricted cash at the end of the period	$230.9	$269.4

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
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the ASU, but does not expect the standard will have a material impact on its disclosures.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$17.5	$0.2	$(0.1)	$17.6
States and other territories	8.1	—	(0.2)	7.9
Corporate securities	133.6	2.3	(0.6)	135.3
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	19.1	0.2	(1.0)	18.3
Commercial mortgage-backed securities	7.5	—	(0.3)	7.2
Asset backed securities	14.6	0.1	(0.1)	14.6
Total fixed maturities available-for-sale	201.3	2.8	(2.3)	201.8
Short-term investments:
U.S. government and agencies	105.0	—	—	105.0
Commercial paper	17.1	—	—	17.1
Corporate securities	30.3	0.1	—	30.4
Total short-term investments	152.4	0.1	—	152.5
Total	$353.7	$2.9	$(2.3)	$354.3

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$18.6	$—	$(0.2)	$18.4
States and other territories	9.3	—	(0.4)	8.9
Corporate securities	91.3	1.1	(1.3)	91.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.7	0.1	(1.3)	19.5
Commercial mortgage-backed securities	7.7	—	(0.6)	7.1
Asset backed securities	16.1	—	(0.3)	15.8
Total fixed maturities available-for-sale	164.6	1.2	(4.1)	161.7
Short-term investments:
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	34.5	—	—	34.5
Corporate securities	14.9	—	—	14.9
Total short-term investments	187.1	—	—	187.1
Total	$351.7	$1.2	$(4.1)	$348.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of September 30, 2024, and December 31, 2023 (in millions):

	September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$1.2	$—	$2.4	$(0.1)	$3.7	$(0.1)
States and other territories	—	—	5.5	(0.2)	5.5	(0.2)
Corporate securities	9.3	(0.1)	30.4	(0.5)	39.6	(0.6)
Foreign securities			0.9	—	0.9	—
Residential mortgage-backed securities	—	—	10.8	(1.0)	10.8	(1.0)
Commercial mortgage-backed securities	—	—	4.1	(0.3)	4.1	(0.3)
Asset backed securities	—	—	5.8	(0.1)	5.8	(0.1)
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	2.3	—	—	—	2.3	—
Corporate securities	7.5	—	—	—	7.5	—
Total	$20.3	$(0.1)	$59.9	$(2.2)	$80.2	$(2.3)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.3	$—	$10.5	$(0.2)	$14.8	$(0.2)
States and other territories	1.5	—	7.4	(0.4)	8.9	(0.4)
Corporate securities	5.7	—	37.4	(1.3)	43.1	(1.3)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	—	—	11.6	(1.3)	11.6	(1.3)
Commercial mortgage-backed securities	0.4	—	5.8	(0.6)	6.2	(0.6)
Asset backed securities	1.6	—	8.2	(0.3)	9.8	(0.3)
Short-term investments:
U.S. government and agencies	137.7	—	—	—	137.7	—
Commercial paper	34.5	—	—	—	34.5	—
Corporate securities	14.9	—	—	—	14.9	—
Total	$200.6	$—	$81.8	$(4.1)	$282.4	$(4.1)

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company has determined that unrealized losses as of September 30, 2024 and December 31, 2023 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of September 30, 2024, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	September 30, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$30.0	$29.7
After one year through five years	108.1	108.6
After five years	17.9	18.9
After ten years	4.1	4.5
Residential mortgage-backed securities	19.1	18.3
Commercial mortgage-backed securities	7.5	7.2
Asset backed securities	14.6	14.6
Total fixed maturities available-for-sale	$201.3	$201.8
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and nine months ended September 30, 2024 and 2023, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on cash and cash equivalents	$2.3	$2.2	$7.3	$4.7
Fixed maturities income	1.9	1.5	5.6	4.1
Short-term investment income	2.1	2.1	5.6	8.1
Total gross investment income	6.3	5.8	18.5	16.9
Investment expenses	(0.1)	(0.1)	(0.3)	(0.4)
Net investment income	$6.2	$5.7	$18.2	$16.5
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $9.3 million and $12.9 million as of September 30, 2024 and December 31, 2023, respectively.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents:
Cash	$76.0	$54.3
Money market funds	114.7	77.8
Commercial paper	—	10.0
U.S. government and agencies	0.5	—
Total cash and cash equivalents	$191.2	$142.1

Restricted cash:
Fiduciary assets	29.3	32.5
Letters of credit and cash on deposit	10.4	20.5
Total restricted cash	39.7	53.0
Total cash, cash equivalents, and restricted cash	$230.9	$195.1
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$230.9	$—	$—	$230.9
Fixed maturities available-for-sale:
U.S. government and agencies	17.6	—	—	17.6
States and other territories	—	7.9	—	7.9
Corporate securities	—	135.3	—	135.3
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	18.3	—	18.3
Commercial mortgage-backed securities	—	7.2	—	7.2
Asset backed securities	—	14.6	—	14.6
Total fixed maturities available-for-sale	17.6	184.2	—	201.8
Short-term investments
U.S. government and agencies	105.0	—	—	105.0
Commercial paper	—	17.1	—	17.1
Corporate securities	—	30.4	—	30.4
Total short-term investments	105.0	47.5	—	152.5
Total financial assets	$353.5	$231.7	$—	$585.2

Financial liabilities:
Contingent consideration liability	$—	$—	$13.5	$13.5
Total financial liabilities	$—	$—	$13.5	$13.5

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the public warrants transferring from level 1 to level 2 upon delisting, there were no other transfers between levels in the fair value hierarchy during the nine months ended September 30, 2024.
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

	2024	2023
Balance as of January 1,	$13.6	$11.9
Payments of contingent consideration	(2.6)	(2.9)
Changes in fair value	2.5	4.5
Balance as of September 30,	$13.5	$13.5

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5. Intangible Assets

		September 30, 2024			December 31, 2023
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	4.2	$13.5	$(6.4)	$7.1	$13.5	$(5.1)	$8.4
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	5.0	18.5	(13.1)	5.4	18.5	(10.9)	7.6
Other	5.3	1.8	(1.0)	0.8	1.7	(0.9)	0.8
Total intangible assets, net		$44.3	$(20.5)	$23.8	$44.2	$(16.9)	$27.3
Amortization expense related to intangible assets for the three months ended September 30, 2024 and 2023 was $1.2 million and $1.1 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $3.6 million and $3.3 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	September 30, 2024	December 31, 2023
	(in millions)
Capitalized internal use software	$93.2	$79.1
Less: accumulated amortization	(43.0)	(30.7)
Total capitalized internal use software	$50.2	$48.4
Amortization expense related to capitalized internal use software for the three months ended September 30, 2024 and 2023 was $4.3 million and $3.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $12.3 million and $9.4 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Other Assets

	September 30, 2024	December 31, 2023
	(in millions)
Property and equipment	$33.4	$34.9
Prepaid expenses	9.3	11.3
Claims receivable	1.5	5.6
Lease right-of-use assets	5.3	10.6
Deferred policy acquisition costs	12.2	—
Other	5.6	6.8
Total other assets	$67.3	$69.2
8. Accrued Expenses and Other Liabilities

	September 30, 2024	December 31, 2023
	(in millions)
Claim payments outstanding	$24.4	$26.3
Lease liability	11.1	14.8
Advances from customers	11.7	9.8
Deferred revenue	0.1	3.8
Employee related accruals	5.6	7.3
Premium refund liability	11.9	12.2
Fiduciary liability	2.2	6.0
Contingent consideration liability	13.5	13.6
Other	17.6	19.7
Total accrued expenses and other liabilities	$98.1	$113.5

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the nine months ended September 30, (in millions):

	2024	2023
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$322.5	$293.8
Less: Reinsurance recoverables on unpaid losses and LAE	(221.4)	(228.8)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	101.1	65.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	168.6	153.0
Prior years	(4.0)	(2.1)
Total incurred	164.6	150.9
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	101.4	89.8
Prior years	41.8	15.7
Total paid	143.2	105.5

Reserve for losses and LAE, net of reinsurance recoverables at end of period	122.5	110.4
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	228.6	249.5
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$351.1	$359.9
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $4.0 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. The prior period development in 2024 of $4.0 million was driven primarily by favorable net loss development relating to the 2023 and prior accident years, resulting in a net release of $2.4 million from catastrophe reserves and $1.6 million from attritional reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends. The prior period development in 2023 of $2.1 million was driven primarily by favorable net loss development relating primarily to the 2022 accident year, resulting in a net release of $1.0 million from catastrophe reserves and $1.1 million from attritional reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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
For business produced through the Company’s builder channel for policies with effective dates in 2024, the Company purchased proportional reinsurance from one third-party reinsurer and expects to retain approximately 85% of the premium and associated risk, before purchasing catastrophic protection. All reinsurance obligations are appropriately collateralized. The reinsurance contract is subject to contingent commission adjustments and limited loss participation features, which align the Company’s interests with those of the reinsurers.
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
Non-Proportional Reinsurance — Hippo Home Insurance Program
The Company purchases non-proportional XOL reinsurance which includes traditional reinsurance protection, state subsidized reinsurance protection, catastrophe bonds, and industry loss warranty products. Through the Company’s insurance company subsidiaries, the Company is exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by the Company or other managing general agents (“MGAs”). The Company is also exposed to this risk through its captive reinsurer, which takes on a share of the risk underwritten by the Company’s MGA business.
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
The Company’s XOL program provides protection to the Company from catastrophes that could impact a large number of insurance policies. In 2023, the Company purchased XOL reinsurance so that the probability of losses from a single occurrence exceeding the protection purchase was no more than 0.4%. In 2024, the Company increased its purchase of non-proportional XOL reinsurance, raising the per occurrence XOL limit by 11% and increasing the number of participating reinsurers from 14 to 19. Under this placement, along with other existing catastrophe protections, the Company is protected on the upper layers of risk up to at least a 1 in 250-year event when considering the Mountain Re per occurrence, described above, corporate catastrophe, and the Florida Hurricane Catastrophe Fund (the “FHCF”) XOL described below under “Other Reinsurance.” The reinsurance protects the Company from all but the most severe catastrophic events.
Other Reinsurance
Spinnaker Insurance Company (“Spinnaker”) purchases reinsurance for programs written by MGAs other than Hippo through its Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 75% to 100% of the risk, up to at least the 1 in 250 year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
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
Spinnaker also purchases reinsurance from the State Board of Administration in Florida via the FHCF annually for admitted residential hurricane losses in Florida. This coverage is provided by the State of Florida and protects business written by Hippo as well as other MGAs that produce admitted residential policies. The Company currently purchases reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of their reinsurers. As a result, credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No material allowance has been recorded in the three and

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
nine months ended September 30, 2024, and 2023 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance as of and for the three and nine months ended September 30, 2024, and 2023 (in millions).

	For the Three Months Ended September 30,
	2024			2023
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$233.2	$210.7	$104.1	$225.9	$207.7	$120.7
Assumed	1.2	2.7	2.2	3.6	3.0	3.8
Gross	234.4	213.4	106.3	229.5	210.7	124.5
Ceded	(143.8)	(142.8)	(54.7)	(178.0)	(177.8)	(88.0)
Net	$90.6	$70.6	$51.6	$51.5	$32.9	$36.5

	For the Nine Months Ended September 30,
	2024			2023
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$676.8	$621.4	$340.6	$651.8	$557.3	$441.4
Assumed	10.0	10.7	10.1	11.8	5.7	9.5
Gross	686.8	632.1	350.7	663.6	563.0	450.9
Ceded	(393.4)	(436.6)	(186.1)	(559.8)	(494.0)	(300.0)
Net	$293.4	$195.5	$164.6	$103.8	$69.0	$150.9
As of September 30, 2024 and December 31, 2023, a provision for sliding scale commissions of $31.1 million and $23.8 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, a receivable for sliding scale commissions of $2.7 million and $5.8 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of September 30, 2024 and December 31, 2023, a provision for loss participation features of $50.3 million and $112.8 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets. The decrease is primarily due to settlements of the Company’s 2023 and prior year’s loss participation features with the Company’s participating reinsurers.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
California	$53.0	22.6%	$40.6	17.7%	$153.5	22.4%	$116.6	17.6%
Texas	34.7	14.8%	42.5	18.5%	99.1	14.4%	126.3	19.0%
Florida	26.8	11.4%	29.9	13.0%	89.5	13.0%	89.4	13.5%
Illinois	6.3	2.7%	7.5	3.3%	21.2	3.1%	19.9	3.0%
Georgia	5.9	2.5%	8.5	3.7%	19.5	2.8%	30.7	4.6%
South Carolina	7.2	3.1%	4.6	2.0%	20.5	3.0%	13.8	2.1%
New York	10.5	4.5%	5.6	2.4%	23.1	3.4%	15.1	2.3%
Colorado	4.6	2.0%	5.6	2.4%	13.8	2.0%	18.1	2.7%
New Jersey	4.8	2.0%	4.5	2.0%	13.9	2.0%	12.8	1.9%
Ohio	3.6	1.5%	3.3	1.4%	12.6	1.8%	11.2	1.7%
Other	77.0	32.9%	76.9	33.6%	220.1	32.1%	209.7	31.6%
Total	$234.4	100.0%	$229.5	100%	$686.8	100%	$663.6	100.0%
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
On February 16, 2024, Innovius also filed an amended cross-complaint naming Mr. Navon, Hippo, and Mr. Wand as cross-defendants.  Innovius alleged that Hippo and Mr.Wand aided and abetted Mr. Navon’s fraud against Innovius. The cross-complaint also included a breach of contract claim.
In October 2024, Innovius, Mr. Wand, and Hippo reached a settlement with respect to the claims Innovius asserted against Hippo and Mr. Wand, with no amounts paid by any party to the other. Additionally, in November 2024, Hippo, Mr. Wand, and Mr. Navon reached a settlement-in-principle, also with no amounts paid by any party to the other. The parties are in the process of documenting the settlement, which Hippo currently anticipates will be finalized in the fourth quarter.
13. Stockholders’ Equity
Common Stock
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HIPO”. Pursuant to its Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.

Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2023	1,589,529	$16.13	6.8	$0.2
Granted	—	—
Exercised	(150,658)	13.87
Cancelled/Expired	(70,234)	15.49
Outstanding as of September 30, 2024	1,368,637	16.42	6.1	$2.0
Vested and exercisable as of September 30, 2024	1,318,453	$16.43	6.1	$2.0
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2024 and 2023 was $0.7 million and $0.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the nine months ended September 30, 2024 and 2023.
Total unrecognized compensation cost of $1.0 million as of September 30, 2024 is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units and Performance Restricted Stock Units
The Company grants service based RSUs and performance based RSUs (“PRSUs”) as part of the Company’s equity compensation plans. The Company measures RSU and PRSU expense for awards granted based

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the RSU and PRSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	2,534,683	$28.28
Granted	1,295,333	19.50
Released	(1,213,151)	25.11
Canceled and forfeited	(338,007)	28.23
Unvested and outstanding as of September 30, 2024	2,278,858	$24.99
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $35.8 million as of September 30, 2024, and it is expected to be recognized over a weighted-average period of 1.3 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the nine months ended September 30, 2024, 104,384 shares have been issued under the 2021 ESPP for $0.8 million. During the nine months ended September 30, 2023, 80,990 shares have been issued under the 2021 ESPP for $1.0 million. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Losses and loss adjustment expenses	$0.3	$0.4	$0.8	$1.0
Insurance related expenses	1.3	1.1	3.3	3.7
Technology and development	1.7	2.8	5.3	10.1
Sales and marketing	1.6	3.3	6.2	11.2
General and administrative	4.1	6.4	13.7	20.8
Total stock-based compensation expense	$9.0	$14.0	$29.3	$46.8

Share Repurchases
In March 2023, the Board authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. No share repurchases were made under this program during the nine months ended September 30, 2024. As of September 30, 2024, $48.2 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (1.2)% and (0.1)% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the rate for the three months ended September 30, 2024 and 2023 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of September 30, 2024 and 2023, the Company has $5.8 million and $4.1 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the nine months ended September 30, 2024 and 2023.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(8.5)	$(53.1)	$(84.7)	$(230.8)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	25,068,472	23,729,570	24,644,272	23,440,550
Net loss per share attributable to Hippo — basic and diluted	$(0.34)	$(2.24)	$(3.44)	$(9.85)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2024	2023
Outstanding options	1,368,637	1,626,257
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	6,510	32,577
RSU and PRSUs	2,278,858	2,979,526
Total	4,014,005	4,998,360

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
The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions).

	Three Months Ended September 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$16.4	$54.2	$—	$70.6
Commission income, net	13.0	5.9	1.0	(4.2)	15.7
Service and fee income	0.1	—	2.9	—	3.0
Net investment income	0.1	3.1	3.0	—	6.2
Total revenue	13.2	25.4	61.1	(4.2)	95.5
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	5.9	45.3	—	51.2
Insurance related expense	—	7.9	12.2	(3.0)	17.1
Sales and marketing	8.0	—	1.5	(0.3)	9.2
Technology and development	2.5	0.1	2.8	—	5.4
General and administrative	2.7	1.7	6.2	—	10.6
Other expenses	—	—	—	—	—
Total adjusted operating expenses	13.2	15.6	68.0	(3.3)	93.5
Less: Net investment income	(0.1)	(3.1)	(3.0)	—	(6.2)
Less: Noncontrolling interest	(3.3)	—	—	—	(3.3)
Adjusted operating income (loss)	(3.4)	6.7	(9.9)	(0.9)	(7.5)
Net investment income					6.2
Depreciation and amortization					(5.9)
Stock-based compensation					(9.0)
Fair value adjustments					(0.3)
Other one-off transactions					(0.2)
Gain on sale of business					8.2
Income tax expense					—
Net loss attributable to Hippo					$(8.5)
Income tax expense					—
Noncontrolling interest					3.3
Loss before income taxes					$(5.2)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$12.2	$20.7	$—	$32.9
Commission income, net	11.5	5.4	(0.5)	(2.2)	14.2
Service and fee income	0.1	—	4.8	—	4.9
Net investment income	—	1.8	3.9	—	5.7
Total revenue	11.6	19.4	28.9	(2.2)	57.7
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	5.2	31.0	—	36.2
Insurance related expense	—	7.1	9.4	(0.7)	15.8
Sales and marketing	10.6	—	4.3	(0.9)	14.0
Technology and development	4.5	0.2	4.3	—	9.0
General and administrative	3.3	1.5	7.7	—	12.5
Other expenses	0.1	—	—	—	0.1
Total adjusted operating expenses	18.5	14.0	56.7	(1.6)	87.6
Less: Net investment income	—	(1.8)	(3.9)	—	(5.7)
Less: Noncontrolling interest	(2.8)	—	—	—	(2.8)
Adjusted operating income (loss)	(9.7)	3.6	(31.7)	(0.6)	(38.4)
Net investment income					5.7
Depreciation and amortization					(4.9)
Stock-based compensation					(14.0)
Fair value adjustments					(0.6)
Other one-off transactions					(1.2)
Income tax benefit					0.3
Net loss attributable to Hippo					$(53.1)
Income tax expense					(0.3)
Noncontrolling interest					2.8
Loss before income taxes					$(50.6)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$44.4	$151.1	$—	$195.5
Commission income, net	36.4	17.3	3.1	(9.1)	47.7
Service and fee income	0.2	—	8.6	—	8.8
Net investment income	0.1	8.5	9.6	—	18.2
Total revenue	36.7	70.2	172.4	(9.1)	270.2
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	15.6	148.1	—	163.7
Insurance related expense	—	23.6	37.1	(8.2)	52.5
Sales and marketing	24.5	—	4.7	(0.9)	28.3
Technology and development	7.9	0.2	9.7	—	17.8
General and administrative	8.2	5.2	19.3	—	32.7
Other expenses	—	—	—	—	—
Total adjusted operating expenses	40.6	44.6	218.9	(9.1)	295.0
Less: Net investment income	(0.1)	(8.5)	(9.6)	—	(18.2)
Less: Noncontrolling interest	(9.2)	—	—	—	(9.2)
Adjusted operating income (loss)	(13.2)	17.1	(56.1)	—	(52.2)
Net investment income					18.2
Depreciation and amortization					(17.4)
Stock-based compensation					(29.3)
Fair value adjustments					(2.2)
Other one-off transactions					(5.4)
Gain on sale of business					8.2
Income tax expense					(1.0)
Impairment and restructuring charges					(3.6)
Net loss attributable to Hippo					$(84.7)
Income tax expense					1.0
Noncontrolling interest					9.2
Loss before income taxes					$(74.5)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Revenue:
Net earned premium	$—	$29.7	$39.3	$—	$69.0
Commission income, net	32.4	14.1	8.5	(7.2)	47.8
Service and fee income	0.4	—	11.5	—	11.9
Net investment income	—	4.8	11.7	—	16.5
Total Revenue	32.8	48.6	71.0	(7.2)	145.2
Adjusted Operating Expenses:
Loss and loss adjustment expense	—	11.7	138.2	—	149.9
Insurance related expense	—	16.0	27.9	(2.3)	41.6
Sales and marketing	33.9	—	14.4	(3.3)	45.0
Technology and development	12.3	0.5	13.6	—	26.4
General and administrative	9.3	4.1	23.1	—	36.5
Other expenses	0.5	—	—	—	0.5
Total adjusted operating expenses	56.0	32.3	217.2	(5.6)	299.9
Less: Net investment income	—	(4.8)	(11.7)	—	(16.5)
Less: Noncontrolling interest	(7.1)	—	—	—	(7.1)
Adjusted operating income (loss)	(30.3)	11.5	(157.9)	(1.6)	(178.3)
Net investment income					16.5
Depreciation and amortization					(14.4)
Stock-based compensation					(46.8)
Fair value adjustments					(4.3)
Other one-off transactions					(3.3)
Income tax expense					(0.2)
Net loss attributable to Hippo					$(230.8)
Income tax expense					0.2
Noncontrolling interest					7.1
Loss before income taxes					$(223.5)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

17. Dispositions

On July 31, 2024, the Company completed the sale of Mainsail Insurance Company (“Mainsail”) for an aggregate price of $26.6 million. Mainsail was previously included within the Insurance-as-a-Service segment. The

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company determined that the disposition did not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the disposal are not reported in discontinued operations. During the quarterly period ended September 30, 2024, the Company recognized a total gain on the sale of Mainsail of $8.2 million based on total cash proceeds received of $26.6 million and net assets sold of $18.4 million.
18. Subsequent Events

First Connect Acquisition

On October 29, 2024, the Company entered into an agreement with affiliates of Centana Growth Partners to sell a majority of our shares in our independent agent platform, First Connect Insurance Services (“First Connect”), for which we received $48.0 million in cash at closing, with the opportunity to earn up to $12.0 million following the closing upon the achievement of certain revenue-based targets in 2025 and 2026. The transactions contemplated in the agreement were consummated on October 29, 2024. The Company retained a 19.2% ownership stake in First Connect. The Company determined that the disposition will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the disposal will not be reported in discontinued operations.

Share Repurchase

On October 30, 2024, the Company entered into a Share Repurchase Agreement with an existing unaffiliated shareholder to purchase 957,242 shares of the Company’s common stock at a purchase price of $16.28 per share pursuant to the Company’s share repurchase program (the “Share Repurchase”). The Share Repurchase was substantially completed on October 30, 2024. The Company used available cash resources of approximately $15.6 million to complete this transaction.

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
In the third quarter of 2023 we began taking several actions to lower the volatility of our Hippo Homeowners Insurance Program portfolio in light of the significant catastrophe losses we experienced in the second quarter of 2023, including raising rates on a portion of our renewal business, increasing deductibles for wind and hail perils, selectively non-renewing policies in certain regions, and instituting a nationwide pause on underwriting new premiums for our HO3 business as we examined our risk appetite. We also launched an expense reduction initiative across the Company, including a reduction in staff which we announced in October 2023.
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
For business produced through our builder channel for policies with effective dates in 2023, we purchased proportional reinsurance from three third-party reinsurers. All reinsurers are rated “A-” Excellent or better by AM Best, or the reinsurance is appropriately collateralized. In 2023, we retained approximately 58% of the premium produced through our insurance company subsidiaries or RHS, before purchasing catastrophe protection. The reinsurance contract is subject to contingent commission adjustments and limited loss participation features, which align our interests with those of the reinsurers.
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
Other Reinsurance
Spinnaker also purchased reinsurance for programs written by MGAs other than Hippo through our Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 75% to 100% of the risk, up to at least the 1 in 250-year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by us in excess of our pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
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
We purchased reinsurance from the State Board of Administration in Florida via the FHCF annually for admitted residential hurricane losses in the State of Florida. This coverage is provided by the State of Florida and protects business written by Hippo as well as other MGAs that produce admitted residential policies. We currently purchase reimbursement protection at the maximum level (90%) of mandatory coverage offered by the FHCF.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	($ in millions)
Total Generated Premium	$368.0	$303.7	$1,041.6	$866.3
Total Revenue	95.5	57.7	270.2	145.2
Net Loss attributable to Hippo	(8.5)	(53.1)	(84.7)	(230.8)
Adjusted EBITDA	(7.5)	(38.4)	(52.2)	(178.3)
Gross Loss Ratio	50%	59%	55%	81%
Net Loss Ratio	73%	111%	84%	219%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	($ in millions)
Gross Written Premium	$234.4	$229.5	$4.9	$686.8	$663.6	$23.2
Gross Placed Premium	133.6	74.2	59.4	354.8	202.7	152.1
Total Generated Premium	$368.0	$303.7	$64.3	$1,041.6	$866.3	$175.3
Our Total Generated Premium for the three months ended September 30, 2024 grew 21% year-over-year to $368.0 million from $303.7 million for the three months ended September 30, 2023. The growth was driven primarily by the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. The growth was also due to the growth of non-Hippo written premium supported by our Insurance-as-a-Service business. This was partially offset by a decrease in our Hippo Home Insurance Program (“HHIP”) as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
Our Total Generated Premium for the nine months ended September 30, 2024 grew 20% year-over-year to $1,041.6 million from $866.3 million for the nine months ended September 30, 2023. The growth was driven primarily by the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. The growth was also due to the growth of non-Hippo written premium supported by our Insurance-as-a-Service business. This was partially offset by a decrease in our HHIP as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
Adjusted EBITDA
We define adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“adjusted EBITDA”), a Non-GAAP financial measure, as net loss attributable to Hippo excluding interest expense, income tax expense, depreciation, amortization, stock-based compensation, net investment income, restructuring charges, impairment expense, gains and losses on sales of business, and other non-cash fair market value adjustments including contingent consideration for one of our acquisitions, and other transactions, which may include certain legal fees and settlement costs, that we consider to be unique in nature.
For the three months ended September 30, 2024, adjusted EBITDA loss was $7.5 million, a decrease of $30.9 million compared to a $38.4 million EBITDA loss for the three months ended September 30, 2023. The decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaty compared to prior periods, and a lower HHIP gross loss ratio due primarily to the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, and a decrease in other operating expenses.
For the nine months ended September 30, 2024, adjusted EBITDA loss was $52.2 million, a decrease of $126.1 million compared to a $178.3 million EBITDA loss for the nine months ended September 30, 2023. The decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaty compared to prior periods, a lower HHIP gross loss ratio due primarily to the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, and a decrease in other operating expenses.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to Hippo	$(8.5)	$(53.1)	$(84.7)	$(230.8)
Adjustments:
Net investment income	(6.2)	(5.7)	(18.2)	(16.5)
Depreciation and amortization	5.9	4.9	17.4	14.4
Stock-based compensation	9.0	14.0	29.3	46.8
Fair value adjustments	0.3	0.6	2.2	4.3
Other one-off transactions	0.2	1.2	5.4	3.3
Income tax (benefit) expense	—	(0.3)	1.0	0.2
Impairment and restructuring charges	—	—	3.6	—
Gain on sale of business	(8.2)	—	(8.2)	—
Adjusted EBITDA	$(7.5)	$(38.4)	$(52.2)	$(178.3)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross Losses and LAE	$106.3	$124.5	$350.7	$450.9
Gross Earned Premium	213.4	210.7	632.1	563.0
Gross Loss Ratio	50%	59%	55%	81%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
PCS losses	11%	6%	10%	28%
Non-PCS losses	39%	53%	45%	53%
Gross Loss Ratio	50%	59%	55%	81%
For the three months ended September 30, 2024, our Gross Loss Ratio was 50% net of a prior year favorable development of 6 percentage points relating to non-PCS events and 2 percentage points relating to PCS events compared with 59% for the three months ended September 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and due to a lower impact from non-PCS events which was partially offset by an increase in PCS losses primarily due to an increase in the severity of PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the nine months ended September 30, 2024, our Gross Loss Ratio was 55% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 2 percentage points relating to PCS events compared with 81% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 1 percentage point relating to PCS events for the nine months ended September 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and due to a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Losses and LAE	$51.6	$36.5	$164.6	$150.9
Net Earned Premium	70.6	32.9	195.5	69.0
Net Loss Ratio	73%	111%	84%	219%
For the three months ended September 30, 2024, our net loss ratio was 73% net of a prior year favorable development of 2 percentage points relating to on-PCS events and 1 percentage point relating to PCS events compared with 111% for the three months ended September 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, and a lower impact from PCS and non-PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the nine months ended September 30, 2024, our net loss ratio was 84% net of a prior year favorable development of 1 percentage point relating to non-PCS events and 1 percentage point relating to PCS events compared with 219% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 2 percentage points relating to PCS events for the nine months ended September 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, and a lower impact from PCS and non-PCS events. We expect continued improvement as these actions have more time to impact our financial results.

Segment Information

	Three Months Ended September 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$177.9	$159.3	$77.6	$(46.8)	$368.0
Total Revenue	13.2	25.4	61.1	(4.2)	95.5
Adjusted operating income (loss)	(3.4)	6.7	(9.9)	(0.9)	(7.5)

	Three Months Ended September 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$121.6	$141.8	$95.0	$(54.7)	$303.7
Total Revenue	11.6	19.4	28.9	(2.2)	57.7
Adjusted operating income (loss)	(9.7)	3.6	(31.7)	(0.6)	(38.4)

	Nine Months Ended September 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$474.9	$475.6	$217.2	$(126.1)	$1,041.6
Total Revenue	36.7	70.2	172.4	(9.1)	270.2
Adjusted operating income (loss)	(13.2)	17.1	(56.1)	—	(52.2)

	Nine Months Ended September 30, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$337.6	$397.5	$289.4	$(158.2)	$866.3
Total Revenue	32.8	48.6	71.0	(7.2)	145.2
Adjusted operating income (loss)	(30.3)	11.5	(157.9)	(1.6)	(178.3)
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

Services
For the three months ended September 30, 2024, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $177.9 million, an increase of 46% from $121.6 million over the prior year quarter, while revenue was $13.2 million, an increase of 14% from $11.6 million over the prior year quarter. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. Our adjusted operating loss was $3.4 million, a decrease of 65% compared to a loss of $9.7 million in the prior year quarter, due primarily to lower adjusted operating expenses including a decrease in advertising costs, and an increase in revenue as noted above.
For the nine months ended September 30, 2024, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had Total Generated Premium of $474.9 million, an increase of 41% from $337.6 million over the prior year period, while revenue was $36.7 million, an increase of 12% from $32.8 million over the prior year period. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we maintain higher retention rates and experienced premium rate increases. Our adjusted operating loss was $13.2 million, a decrease of 56% compared to a loss of $30.3 million in the prior year period, due primarily to lower adjusted operating expenses including a decrease in advertising costs, and an increase in revenue as noted above.

Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended September 30, 2024, Total Generated Premium was $159.3 million, an increase of 12% from $141.8 million over the prior year quarter, while revenue was $25.4 million, an increase of 31% from $19.4 million over the prior year quarter. The growth was driven primarily by the increase in performance of existing programs. Adjusted operating income was $6.7 million, an increase of 86% compared to income of $3.6 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses and loss and loss adjustment expenses due to the growth of the book of business.
For the nine months ended September 30, 2024, Total Generated Premium was $475.6 million, an increase of 20% from $397.5 million over the prior year period, while revenue was $70.2 million, an increase of 44% from $48.6 million over the prior year period. The growth was driven primarily by the increase in performance of existing programs. Adjusted operating income was $17.1 million, an increase of 49% compared to income of $11.5 million in the prior year quarter, due primarily to the increase in revenue mentioned above, partially offset by an increase in insurance related expenses and loss and loss adjustment expenses due to the growth of the book of business.

Hippo Home Insurance Program
For the three months ended September 30, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $77.6 million, a decrease of 18% from $95.0 million over the prior year quarter, while revenue was $61.1 million, an increase of 111% from $28.9 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium due to higher retention on our 2023 and 2024 reinsurance treaties. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium. For the three months ended September 30, 2024 and 2023, $5.8 million and $7.4 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $9.9 million in the quarter, a decrease of 69% compared to a loss of $31.7 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above and an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of non-PCS events, and lower adjusted operating expenses. This was partially offset by an increase in insurance related expenses due to higher premium retention.
For the nine months ended September 30, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $217.2 million, a decrease of 25% from $289.4 million over the prior year period, while revenue was $172.4 million, an increase of 143% from $71.0 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium due to higher retention on our 2023 and 2024 reinsurance treaties, partially offset by a decrease in commission income, net, reflecting changes in our 2023 and 2024 reinsurance treaties, resulting in higher premium retention, and achieving planned premium rate increases. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium. For the nine months ended September 30, 2024 and 2023, $20.7 million and $23.3 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $56.1 million in the quarter, a decrease of 64% compared to a loss of $157.9 million in the prior year quarter. The decrease in adjusted operating loss was due primarily to the increase in revenue noted above, a decrease in adjusted operating expenses, partially due to a reduction in headcount and decrease in sales commissions, as well as an improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events. This was partially offset by an increase in insurance related expenses due to higher premium retention.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	Hippo Home Insurance Program
PCS losses	21%	6%	22%	55%
Non-PCS losses	51%	69%	57%	63%
HPGLR	72%	75%	79%	118%

For the three months ended September 30, 2024, HPGLR was 72% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 1 percentage point relating to PCS events compared to 75% for the three months ended September 30, 2023. The decrease in the non-PCS losses reflected the benefits of the pricing and underwriting actions we have taken, which was partially offset by an increase in PCS losses primarily due to an increase in the severity of PCS events. We expect continued improvement as these actions have more time to impact our financial results.
For the nine months ended September 30, 2024, HPGLR was 79% net of a prior year favorable development of 1 percentage point relating to non-PCS events and 5 percentage points relating to PCS events compared to 118% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 1 percentage point relating to PCS events for the nine months ended September 30, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
Revenue:
Net earned premium	$70.6	$32.9	$37.7	115%	$195.5	$69.0	$126.5	183%
Commission income, net	15.7	14.2	1.5	11%	47.7	47.8	(0.1)	—%
Service and fee income	3.0	4.9	(1.9)	(39)%	8.8	11.9	(3.1)	(26)%
Net investment income	6.2	5.7	0.5	9%	18.2	16.5	1.7	10%
Total revenue	95.5	57.7	37.8	66%	270.2	145.2	125.0	86%
Expenses:
Losses and loss adjustment expenses	51.6	36.5	15.1	41%	164.6	150.9	13.7	9%
Insurance related expenses	22.6	20.3	2.3	11%	67.9	54.8	13.1	24%
Technology and development	7.0	11.9	(4.9)	(41)%	23.1	36.6	(13.5)	(37)%
Sales and marketing	12.5	18.9	(6.4)	(34)%	40.3	63.9	(23.6)	(37)%
General and administrative	15.3	20.7	(5.4)	(26)%	53.5	62.0	(8.5)	(14)%
Impairment and restructuring charges	—	—	—	N/A	3.6	—	3.6	N/A
Gain on sale of business	(8.2)	—	(8.2)	N/A	(8.2)	—	(8.2)	N/A
Other (income) expense, net	(0.1)	—	(0.1)	N/A	(0.1)	0.5	(0.6)	(120)%
Total expenses	100.7	108.3	(7.6)	(7)%	344.7	368.7	(24.0)	(7)%
Loss before income taxes	(5.2)	(50.6)	45.4	(90)%	(74.5)	(223.5)	149.0	(67)%
Income tax (benefit) expense	—	(0.3)	0.3	(100)%	1.0	0.2	0.8	400%
Net loss	(5.2)	(50.3)	45.1	(90)%	(75.5)	(223.7)	148.2	(66)%

Net income attributable to noncontrolling interests, net of tax	3.3	2.8	0.5	18%	9.2	7.1	2.1	30%
Net loss attributable to Hippo	$(8.5)	$(53.1)	$44.6	(84)%	$(84.7)	(230.8)	$146.1	(63)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	4.1	(0.7)	4.8	(686)%	3.4	(0.1)	3.5	(3500)%
Comprehensive loss attributable to Hippo	$(4.4)	$(53.8)	$49.4	(92)%	$(81.3)	(230.9)	$149.6	(65)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Net Earned Premium
For the three months ended September 30, 2024, net earned premium was $70.6 million, an increase of $37.7 million compared to $32.9 million for the three months ended September 30, 2023. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended September 30, 2024 and 2023, $15.4 million and $14.3 million, respectively, was offset against earned premium for XOL.
For the nine months ended September 30, 2024, net earned premium was $195.5 million, an increase of $126.5 million compared to $69.0 million for the nine months ended September 30, 2023. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the nine months ended September 30, 2024 and 2023, $44.3 million and $39.9 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and nine months ended September 30, 2024 and 2023 (in millions).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Gross written premium	$234.4	$229.5	$4.9	$686.8	$663.6	$23.2
Ceded written premium	(143.8)	(178.0)	34.2	(393.4)	(559.8)	166.4
Net written premium	90.6	51.5	39.1	293.4	103.8	189.6
Change in unearned premium	(20.0)	(18.6)	(1.4)	(97.9)	(34.8)	(63.1)
Net earned premium	$70.6	$32.9	$37.7	$195.5	$69.0	$126.5
Commission Income, Net
For the three months ended September 30, 2024, commission income was $15.7 million, an increase of $1.5 million, or 11%, compared to $14.2 million for the three months ended September 30, 2023. The increase was due primarily to an increase in agency commissions of $2.3 million and carrier fronting fees of $0.5 million, both of which grew due to the year-over-year growth of our total book of business. This increase was partially offset by a decrease in ceding commissions of $0.8 million due to higher premium retention, which decreases ceding commissions and increases net earned premium.
For the nine months ended September 30, 2024, commission income was $47.7 million, a decrease of $0.1 million, or 0%, compared to $47.8 million for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in ceding commissions of $11.4 million due to higher premium retention, which decreases ceding commissions and increases net earned premium, and a decrease in MGA commissions of $0.3 million. This decrease was partially offset by an increase in agency commissions of $8.4 million and carrier fronting fees of $3.2 million, both of which grew due to the year-over-year growth of our total book of business.

Service and Fee Income
For the three months ended September 30, 2024, service and fee income was $3.0 million, a decrease of $1.9 million, or 39%, compared to $4.9 million for the three months ended September 30, 2023. The decrease was due primarily to a decrease in policy fees and fee sharing arrangements.
For the nine months ended September 30, 2024, service and fee income was $8.8 million, a decrease of $3.1 million, or 16%, compared to $11.9 million for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in policy fees and fee sharing arrangements.
Net Investment Income
For the three months ended September 30, 2024, net investment income was $6.2 million, an increase of $0.5 million, compared to $5.7 million for the three months ended September 30, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
For the nine months ended September 30, 2024, net investment income was $18.2 million, an increase of $1.7 million, compared to $16.5 million for the nine months ended September 30, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended September 30, 2024, loss and loss adjustment expenses were $51.6 million, an increase of $15.1 million, compared to $36.5 million for the three months ended September 30, 2023. The increase was due primarily to an increase in losses due to higher premium retention rates and the growth of our book of business, which is partially offset by an improvement in our net loss ratio due to improved terms on our reinsurance treaties, and pricing and underwriting actions we have taken.
For the nine months ended September 30, 2024, loss and loss adjustment expenses were $164.6 million, an increase of $13.7 million, compared to $150.9 million for the nine months ended September 30, 2023. The increase was due primarily to an increase in losses due to higher premium retention rates and the growth of our book of business which is partially offset by an improvement in our net loss ratio due to improved terms on our reinsurance treaties, and pricing and underwriting actions we have taken.
Insurance Related Expenses
For the three months ended September 30, 2024, insurance related expenses were $22.6 million, an increase of $2.3 million, or 11%, compared to $20.3 million for the three months ended September 30, 2023. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $4.4 million due to higher premium retention rates and the growth of our book of business, and an increase in amortization expense attributable to capitalized internal use software of $0.9 million. This was partially offset by a decrease in underwriting and other insurance related expenses.
For the nine months ended September 30, 2024, insurance related expenses were $67.9 million, an increase of $13.1 million, or 24%, compared to $54.8 million for the nine months ended September 30, 2023. The increase was due primarily to an increase in amortization of deferred direct acquisition costs of $15.6 million due to higher premium retention rates and the growth of our book of business, and an increase in amortization expense attributable to capitalized internal use software of $2.9 million. This was partially offset by a decrease in underwriting and other insurance related expenses.
The primary components of insurance related expenses are listed below (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amortization of deferred direct acquisition costs, net	$11.7	$7.3	$35.8	20.2
Employee-related costs	3.2	3.0	8.9	9.4
Underwriting costs	1.5	2.5	4.4	6.5
Amortization of capitalized internal use software	4.3	3.4	12.3	9.4
Other	1.9	4.1	6.5	9.3
Total	$22.6	$20.3	$67.9	$54.8
Direct acquisition costs were $20.5 million and $65.4 million for the three and nine months ended September 30, 2024, of which $8.8 million and $29.6 million were offset by ceding commission income.
Direct acquisition costs were $24.3 million and $60.3 million for the three and nine months ended September 30, 2023, of which $17.0 million and $40.1 million were offset by ceding commission income.
Technology and Development Expenses
For the three months ended September 30, 2024, technology and development expenses were $7.0 million, a decrease of $4.9 million, or 41%, compared to $11.9 million for the three months ended September 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $5.5 million, including a decrease in stock-based compensation of $1.9 million, driven by a decrease in headcount. This decrease is partially offset by a decrease of $1.6 million in capitalized employee-related costs.
For the nine months ended September 30, 2024, technology and development expenses were $23.1 million, a decrease of $13.5 million, or 37%, compared to $36.6 million for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $14.2 million, including a decrease in stock-based compensation of $5.7 million, driven by a decrease in headcount. This decrease is partially offset by a decrease of $3.3 million in capitalized employee-related costs.
Sales and Marketing Expenses
For the three months ended September 30, 2024, sales and marketing expenses were $12.5 million, a decrease of $6.4 million, or 34%, compared to $18.9 million for the three months ended September 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $3.3 million, including a decrease in stock-based compensation of $1.6 million due to a decrease in headcount, and a decrease in advertising costs of $1.3 million. The decrease was also due to a decrease in commission expense of $0.7 million.
For the nine months ended September 30, 2024, sales and marketing expenses were $40.3 million, a decrease of $23.6 million, or 37%, compared to $63.9 million for the nine months ended September 30, 2023. The decrease was due primarily to a decrease in employee-related costs of $9.1 million, including a decrease stock-based compensation of $4.9 million due to a decrease in headcount, and a decrease in advertising costs of $6.8 million. The decrease was also due to the change in fair value of contingent consideration of $2.0 million and decrease in commission expense of $2.0 million.
General and Administrative Expenses
For the three months ended September 30, 2024, general and administrative expenses were $15.3 million, a decrease of $5.4 million, or 26%, compared to $20.7 million for the three months ended September 30, 2023. The decrease was due primarily to a decrease in stock-based compensation of $2.2 million, legal costs of $1.2 million, and corporate insurance costs of $0.7 million.
For the nine months ended September 30, 2024, general and administrative expenses were $53.5 million, a decrease of $8.5 million, or 14%, compared to $62.0 million for the nine months ended September 30, 2023. The increase was due primarily to a decrease in stock-based compensation of $7.0 million, partially driven by a charge due to the repricing of options during the first quarter of 2023, and a decrease in corporate insurance of $2.3 million. This was partially offset by an increase in legal costs of $1.7 million.
Impairment and Restructuring Charges
For the three months ended September 30, 2024 and 2023, there were no impairment or restructuring charges.
For the nine months ended September 30, 2024, impairment and restructuring charges were $3.6 million which primarily related to the impairment of a lease right-of-use asset due to abandonment of leased office space. There were no impairment and restructuring charges for the nine months ended September 30, 2023.
Gain on Sale of Business
For the three and nine months ended September 30, 2024, we recognized a gain on sale of $8.2 million related to our subsidiary, Mainsail.
There were no gain on sale of business for the three and nine months ended September 30, 2023.
Other (Income) Expense, net
For the three months ended September 30, 2024, other income was $0.1 million compared to $0.0 million for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, other income was $0.1 million compared to other expense of $0.5 million for the nine months ended September 30, 2023. The decrease in other expense, net was due primarily to a decrease in our share of losses from equity method investees.
Income Taxes
For the three months ended September 30, 2024, income tax expense was $0.0 million, an increase of $0.3 million compared to a benefit of $0.3 million for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, income tax expense was $1.0 million, an increase of $0.8 million compared to $0.2 million for the nine months ended September 30, 2023.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended September 30, 2024, net loss attributable to Hippo was $8.5 million, a decrease of $44.6 million compared to $53.1 million for the three months ended September 30, 2023 due to the factors described above.
For the nine months ended September 30, 2024, net loss attributable to Hippo was $84.7 million, a decrease of $146.1 million compared to $230.8 million for the nine months ended September 30, 2023 due to the factors described above.

Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of September 30, 2024, we had $191.2 million of cash, $39.7 million of restricted cash, and $354.3 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2024, is $11.5 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$53.9	$(43.9)	$97.8
Investing activities	$2.5	$79.6	$(77.1)
Financing activities	$(20.6)	$(10.8)	$(9.8)
Operating Activities
Cash provided by operating activities was $53.9 million for the nine months ended September 30, 2024, an increase of $97.8 million, from cash used in operating activities of $43.9 million for the nine months ended September 30, 2023. The increase was due primarily to an increase in revenues as well as working capital changes that benefited cash due to higher premium retention and improved terms on our reinsurance treaties. Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities.
Investing Activities
Cash provided by investing activities was $2.5 million for the nine months ended September 30, 2024, due primarily to the maturities of investment securities and proceeds from the sale of a business, partially offset by purchases of investment securities.
Cash provided by investing activities was $79.6 million for the nine months ended September 30, 2023, due primarily to the maturities and sales of investment securities, partially offset by purchases of investment securities and an office building.

Financing Activities
Cash used in financing activities was $20.6 million for the nine months ended September 30, 2024, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the following risk factor which supplements the risk factors referenced above.
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
Such laws, rules, and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners’ insurance rates and coverage forms, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, limit our ability to non-renew business, or lead to fines, premium refunds, or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to-date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications, including but not limited to cancellations, non-renewals, and reinstatements. For example, in March 2024 we received inquiries from the California Department of Insurance (“CDI”) related to the complaints they received from consumers specifically as regards the compliance with California law of the non-renewal of those homeowners’ policies. Although Hippo was able to resolve the California complaints and corresponding concerns of the CDI, if additional or future compliance issues arise, the CDI could impose fines as well as require remediation, refunds, or other penalties, which could be substantial. Regulatory actions or related civil actions by consumers could have a material financial impact on Hippo or its subsidiaries. Regulators also have the ability to issue cease-and-desist orders and take other civil actions to address compliance.
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
In addition, as a condition to writing business in certain states, insurance companies are often subject to assessment, required to participate in various pools or risk sharing mechanisms or to accept certain classes of risk, regardless of whether such risks meet their underwriting requirements for voluntary business. The performance of this business may negatively impact us. Some states also limit or impose restrictions on the ability of an insurer to withdraw from certain classes of business. Certain states impose significant restrictions on a company’s ability to materially reduce its exposures, non-renew, or to withdraw from certain lines of business. State insurance departments can impose significant charges on an insurer in connection with a market withdrawal or refuse to approve withdrawal plans including on the grounds that they could lead to market disruption. Laws and regulations that limit cancellation and non-renewal of policies or that subject withdrawal plans to prior approval requirements may significantly restrict our ability to terminate unprofitable policies or to exit unprofitable markets. Such actions and related regulatory restrictions may limit our ability to reduce our potential exposure including, but not limited to, catastrophe events such as hurricane-related losses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
July 1 through July 31, 2024	—	$—	—
August 1 through August 31, 2024	—	$—	—
September 1 through September 30, 2024	—	$—	—
Total	—			$48.2

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

First Connect Acquisition

On October 29, 2024, the Company, POD Holdings, Inc., a wholly owned subsidiary of the Company, and its wholly owned subsidiary, First Connect Insurance Services, LLC (“First Connect”) entered into an Equity Purchase Agreement (the “First Connect Purchase Agreement”) with affiliates of Centana Growth Partners (“Centana”). Pursuant the First Connect Purchase Agreement, Purchaser acquired First Connect from the Company for a purchase price comprised of (i) $48.0 million in cash at closing, (ii) shares of common stock representing a 19.2% fully-diluted ownership in the Centana entity that owns First Connect following the closing, measured at closing, and (iii) up to $12.0 million payable following the closing upon the achievement of certain revenue-based targets in 2025 and 2026. The Purchase Agreement contains customary representations, warranties and covenants of the parties. The transactions contemplated by the Purchase Agreement were consummated on October 29, 2024.

Share Repurchase

On October 30, 2024, the Company entered into a Share Repurchase Agreement with an existing unaffiliated shareholder to purchase 957,242 shares of the Company’s common stock at a purchase price of $16.28 per share pursuant to the Company’s share repurchase program (the “Share Repurchase”). The Share Repurchase was substantially completed on October 30, 2024. The Company used available cash resources of approximately $15.6 million to complete this transaction.

Officer Appointment

On November 6, 2024, Anirudh Badia informed the board of directors of his resignation as the Company’s Chief Accounting Officer and principal accounting officer, effective as of November 8, 2024. Mr. Badia’s resignation was not due to any disagreement with the Company or any matter related to the Company’s operations, policies, or practices. In connection with Mr. Badia’s resignation, we and Mr. Badia entered into a separation agreement (the “Separation Agreement”) containing a general release of claims and standard restrictive covenants. Pursuant to the Separation Agreement, Mr. Badia will be eligible to receive certain severance benefits, including the payment of an amount equal to 3 months of his current base salary.

Mr. Badia will stay on as an employee of the Company through December 2, 2024 (the “Separation Date”). Further, Mr. Badia will continue to provide transitional consulting services to the Company from the Separation Date through May 31, 2025 pursuant to a Consulting Agreement, dated December 3, 2024 (the “Consulting Agreement”), whereby Mr. Badia will continue to provide consulting services to the Company for a period of approximately six months. Under the Consulting Agreement, Mr. Badia’s previously granted outstanding stock options and restricted stock unit awards will continue to vest while he provides services to the Company. Mr. Badia’s performance restricted stock units will not continue to vest under the Consulting Agreement. On November 7, 2024, our Board of Directors appointed Michael Bayer to serve as the Company’s principal accounting officer, effective as of November 8, 2024.

Mr. Bayer, age 47, has served as the Company’s Vice President, Corporate Controller since September 2022, and, prior to that, served as the Company’s Entity Controller, Director of Technical Accounting and Reporting from March 2020 to November 2022. Prior to joining the Company, held several accounting roles at Spotify Technology S.A., a publicly traded audio streaming and subscription service provider, since 2016, including most recently as Director of Technical Accounting and External Reporting. Mr. Bayer started his career at PricewaterhouseCoopers LLP and is a certified public accountant. Mr. Bayer holds a Bachelor of Business Administration (BBA) in International Finance from New Jersey City University.

There is no arrangement or understanding between Mr. Bayer and any other persons pursuant to which he is being appointed as the Company’s principal accounting officer. There are no family relationships between Mr. Bayer and any director, director nominee or executive officer of the Company, and there are no current or proposed transactions between the Company and Mr. Bayer or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

The foregoing summaries of the Consulting Agreement and Separation Agreement do not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement and Separation Agreement, copies of which are filed as Exhibits 10.1 and 10.2 to the Form 10-Q and are incorporated by reference herein.

Trading Arrangements of Section 16 Reporting Persons

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Consulting Agreement, dated November 6, 2024, by and between Anirudh Badia and Hippo Employee Services Inc.
10.2	Separation Agreement, dated November 6, 2024, by and between Anirudh Badia and Hippo Employee Services Inc.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: November 8, 2024	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Stewart Ellis
	Name:	Stewart Ellis
	Title:	Chief Financial Officer & Chief Strategy Officer
(Principal Financial Officer)