Form 10-K
period 2024-12-31
Hippo Holdings Inc.
filed 2025-03-06
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of the Registrant’s Common Stock, $0.0001 par value (the “Common Stock”), held by non-affiliates of the Registrant as of June 30, 2024 was approximately $364.6 million based upon the closing price reported for such date on The New York Stock Exchange (“NYSE”). For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock was 25,081,711 as of February 20, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

•Our proprietary technology platform, which relies on third-party data, may not operate properly or as we expect it to operate, or may be claimed to infringe, misappropriate or violate a third party’s intellectual property rights.
•Our future success depends on our ability to continue to develop and implement our proprietary technology and to maintain the confidentiality of our trade secret rights under this technology.
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
•We are exposed to risk through our captive reinsurer RH Solutions Insurance Ltd. (“RHS”), which takes a share of the risk underwritten of affiliated and non-affiliated insurance carriers for business written through our program administrators and managing general agencies (collectively referred to as “MGAs”).
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
•The market price of our common stock may be highly volatile, which could cause the value of your investment to decline.

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
Services
Hippo’s Services Segment is comprised of our Consumer Agency and First Connect. This business is fee-driven and are not exposed to any volatility associated with losses related to the underlying insurance policies.
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
First Connect
First Connect Insurance Services business is a digital platform designed to support independent agents by providing access to some of the nation’s top carriers. The agent-centric platform provides access to carriers and a variety of products that includes home, auto, cyber, small business, life, specialty lines and more. First Connect’s Carrier Store helps agents discover additional carriers and insurance providers and products that can be bundled to increase sales. First Connect also benefits participating carriers by helping to quickly build their network of independent agents based on geographic needs and desired risk profile. On October 29, 2024, we sold our First Connect business. Refer to Note 19 of the accompanying consolidated financial statements for additional information on the sale.
Our Economic Model
Our Services segment earns fees and/or commission income without assuming underwriting risk or need for reinsurance. Generally, these fees are structured as a percentage of the policy premiums (both new and renewal) that are placed or supported by each business. Occasionally we also benefit from bonus commissions that are a function of the writing carriers’ loss ratio on the policies we sell.
Insurance-as-a-Service
Insurance-as-a-Service is managed through the Company’s subsidiary Spinnaker Insurance Company and its subsidiaries (“Spinnaker”). Our Insurance-as-a-Service business is predominantly focused on providing insurance capacity to MGAs. Spinnaker partners with MGAs across multiple lines of business, offering both Admitted and Excess and Surplus Lines (“E&S”) capacity. Spinnaker cedes most of the underwriting risk to a diversified panel of highly rated reinsurance companies. This specific type of transaction structuring in the insurance industry is commonly referred to as “fronting”.
Spinnaker entered the market in 2015 and was acquired by Hippo in 2020. Spinnaker’s strategy is built on its underwriting first approach paired with its risk participation in programs alongside reinsurance markets. This strategy aligns Spinnaker’s interests with those of the reinsurers and MGAs, prioritizing underwriting profitability over volume. Since Spinnaker’s entry into the market, the number of fronting carriers participating in underwriting risk, now referred to as participatory fronts, has increased to over 20. The fronting company index, as reported by Dowling Partners, has increased from $1.8 billion of Gross Written Premium in 2015 to $11.2 billion in 2022, growing 41% year-over-year. This growth has been fueled by the significant increase in the number of MGAs throughout this period.
Our Economic Model
Spinnaker’s risk appetite is primarily focused on short-tail lines of business. Programs are generally reinsured utilizing program specific quota share reinsurance with excess of loss (“XOL”) complementing the programmatic structure. Reinsurance structures are designed to provide Spinnaker protection from both low return period frequency events and large tail events up to the 1:250-year return period. Spinnaker includes provisions in its program agreements that allow it to non-renew business if the programs it supports are unable to secure satisfactory reinsurance. Spinnaker’s economic model generates margin both on a fee basis and on a traditional underwriting (e.g., combined ratio) basis based on the risk it retains. Spinnaker earns investment income on the premiums and commission it retains while waiting to pay claims or settle obligations, commonly referred to as float.
Hippo Home Insurance Program
The Hippo Home Insurance Program is the Company’s Hippo-branded homeowners insurance business. Our mission is to protect the joy of homeownership.
Modern technology provides an opportunity to transform the $133 billion U.S. home insurance industry, enabling advancements and efficiencies across the customer lifecycle. We believe there is significant opportunity in this market, expected to reach nearly $170 billion by 2025 (according to industry data from Standard & Poor’s (“S&P”) Global) for a digital-first, customer-centric company like Hippo.
We believe the market is poised for rapid transformation with trends in emerging technology that will allow better assessment of home insurance risk resulting in more accurate pricing, proliferation of application programming interfaces (“APIs”), and meeting the rising customer expectations for personalized and real-time products.
Hippo harnesses technology and data to refocus the home insurance experience around the customer’s needs at every stage of the relationship. We seek to facilitate an active partnership with our customers to help prevent losses, which in turn creates better results for Hippo. The result creates an opportunity for a win-win.
In 2024, we took steps to lower the volatility of our Hippo Homeowners Insurance Program portfolio, including raising rates on a portion of our renewal business, increasing deductibles for wind and hail perils, and selectively non-renewing policies in certain regions.
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
Barriers to Entry
New entrants who work to rebuild the customer experience, with technology, new data and nimble changes, will be better positioned to serve today’s homeowners. For the right company, the opportunity is enormous. However, new entrants must overcome high barriers to entry:
•Significant initial capital requirements to support insurance risk, challenges finding cost-effective reinsurance without an underwriting track record, expensive off-the-shelf policy and claims management systems, or resource-intensive investment in developing a proprietary tech stack
•Complicated and fragmented regulatory landscape with a unique set of rules from each state
•Significant resource investment in tech and infrastructure to access, collect and validate insurance-related data, in addition to the development of multiple customized APIs

•Difficulty accessing distribution networks, built upon a legacy, agent-based distribution, or resource-intensive process of creating and scaling new, alternative customer acquisition channels
We believe incumbents face multiple challenges in responding to the ongoing transformation and meeting customer needs, including channel conflict, data stability and veracity (stemming from unverified customer-supplied data), and too much reliance on aging and siloed technology. And with the agent population shrinking (according to McKinsey & Company research), incumbents may find it harder to access new customers who increasingly choose digital and embedded channels.
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
We believe our strategy to deliver the first all-in home protection platform is unique and differentiated and that our competitive advantages across technology and distribution will make it difficult for competitors — old or new — to emulate our approach.
Our Values and People
As of December 31, 2024, our workforce consists of a total of 478 people, of which 349 were located in the United States and 129 located internationally. We engage temporary workers and independent contractors when necessary in connection with a particular project, to meet increases in demand or to fill vacancies while recruiting a permanent employee. None of our employees are currently represented by a labor union or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our people team is focused on identifying and retaining top talent and building a world class organization. We use recognition and rewards including compensation and equity to attract and retain our talent. In the fourth quarter of 2023, we launched an expense reduction initiative across the Company, which included a reduction in staff.
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
Privacy and data security regulation in the U.S. is rapidly evolving. For example, in California the California Consumer Privacy Act (the “CCPA”), which came into force in 2020, gives California residents expanded rights to access and request deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA allows the California Attorney General to impose civil penalties for violations and provides a private right of action for certain data breaches. In 2020, California voters also passed the California Privacy Rights Act (“CPRA”), which amended the CCPA and took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information, including their ability to limit the use of precise geolocation information and other categories of information classified as “sensitive.” In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes. The CCPA excludes information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, the Fair Credit Reporting Act, and the California Financial Information Privacy Act from the CCPA’s scope, but the CCPA’s definition of “personal information” is broad and may encompass other information that we maintain.
The CCPA marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have subsequently enacted or proposed similar laws. States with recently enacted and currently effective data privacy laws include Colorado, Connecticut, Delaware, Iowa, Montana, Nebraska, Nevada, New Hampshire, New Jersey, Oregon, Texas, Utah, and Virginia; new data privacy laws will become effective during 2025 in Maryland, Minnesota, and Tennessee; and Indiana, Kentucky, and Rhode Island have all passed data privacy laws that will become effective in 2026. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted.
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
Data Security and Cybersecurity Laws
In addition to data privacy laws, a growing number of states have enacted data security and cybersecurity laws requiring companies to take proactive data security measures to protect sensitive information from cybersecurity threats. Twenty states and the District of Columbia require that companies employ reasonable data security measures, and eight states have prescriptive laws that require companies to develop, implement, and maintain specific data security measures and, in some cases, a comprehensive information security program. States have also enacted industry-specific data security and cybersecurity laws, including the NAIC Insurance Data Security Model Law, which 25 states have adopted, and the New York Department of Financial Services (“NYDFS”) Cybersecurity Requirements for Financial Services Companies (the “NYDFS Reg”). The NYDFS Reg requires state-licensed financial institutions, including insurance companies, to protect their information systems and the nonpublic information that they store by requiring policies and procedures, risk assessment, and certain core cybersecurity program elements. On November 1, 2023, the NYDFS adopted amendments to the NYDFS Reg which require enhanced governance, updated cybersecurity incident reporting, enhanced access controls, expanded asset inventory requirements, updated training obligations, and updated risk and vulnerability assessments.
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
The method, extent, and substance of such regulation varies by state but are generally set out in statutes, regulations and orders that establish standards and requirements for conducting the business of insurance and that delegate authority for the regulation of insurance to a state agency. These laws, regulations and orders have a substantial impact on our business and relate to a wide variety of matters including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing, examination, investigation, agent and adjuster licensing, agent and broker compensation, policy forms, rates, and rules, the nature and amount of investments, claims practices, trade practices, participation in shared markets and guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, withdrawal from business, statutory accounting methods, data privacy and data security regulation, corporate governance, internal and external risk management, moratoriums (including of lawful actions), and other matters. In addition, state legislatures and insurance regulators continue to examine the appropriate nature and scope of state insurance regulations, including adopting new laws and regulations, and reinterpreting existing ones.
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010. The Dodd-Frank Act created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the NAIC, and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC adopts and will continue to adopt model laws and regulations that will be adopted by various states. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on us.
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
Additionally, the NAIC has been examining the use of artificial intelligence in the insurance industry, such as the sources of some of the data we use in marketing and underwriting our products. On December 4, 2023, the NAIC released a model bulletin entitled “Model Bulletin on the Use of Artificial Intelligence Systems by Insurers” (the “Model AI Bulletin”), which encourages insurers to develop, implement and maintain a written program for the use of Artificial Intelligence (“AI”) systems (the “AIS program”) that is designed to mitigate the risk that the use of AI systems in making or supporting decisions affecting insurers’ customers will result in decisions that are arbitrary or capricious, unfairly discriminatory or that otherwise violate unfair trade practice laws. According to the Model AI Bulletin, the AIS program should: (1) address governance, risk management controls and internal audit functions, (2) be adopted by the board of directors or an appropriate board committee, (3) be tailored to and proportionate with the insurer’s use and reliance on AI and AI systems, (4) be independent or part of an insurer’s existing enterprise risk management framework; (5) address the use of all AI systems that make decisions impacting customers and include processes and procedures for notifying impacted consumers that AI systems are in use; (6) address the AI systems used with respect to regulated insurance practices whether developed by an insurer or third party vendor; and (7) address the use of AI systems across the insurance product life cycle. As of January 2025, 21 states have adopted bulletins similar to the Model AI Bulletin, and California, Colorado, New Mexico, New York, Texas, and Utah have also adopted regulations specific to the use of AI.
At the federal level, in October 2023, President Biden issued an executive order (“EO”) on Safe, Secure, and Trustworthy AI (the “Biden AI EO”) which set forth a wide range of federal regulatory principles and priorities, directed several federal agencies to promulgate standards and technical guidelines, and invoked statutory authority to advance a coordinated, federal government-wide approach toward the safe and responsible development of AI. In January 2025, President Trump rescinded the Biden AI EO and issued a new EO that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden AI EO. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI, machine learning and automated decision-making technologies and systems (“AI Systems”), or may implement new EOs and/or other rule making relating to AI Systems in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
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
Intellectual Property
We consider the Hippo brand and those brands of our subsidiaries to be among our most valuable assets. Our future success depends to a large degree upon our ability to defend the Hippo brand and its associated sub-brands from infringement and, to a limited extent, to protect our other intellectual property. We rely on a combination of trademark, service mark, patent, copyright, trade secret and other intellectual property laws and confidentiality procedures and contractual provisions such as non-disclosure terms to protect our intellectual property.
As of December 31, 2024, our patent portfolio consisted of five U.S. utility patents covering autonomous cancellation of insurance policies using a multi-tiered data structure, system and method for updating a policy object and real time rate monitoring. Our issued patents are expected to expire between May 23, 2038 and October 13, 2040. As of December 31, 2024, Hippo’s trademark portfolio consisted of forty registered trademarks, and Spinnaker owned one registered trademark. As of December 31, 2024, Hippo’s name is also registered as a trademark in Algeria, Armenia, Australia, Bhutan, Bosnia & Herzegovina, Cambodia, Columbia, the European Union, Georgia, Iceland, India, Indonesia, Israel, Japan, Kazakhstan, Laos, Liechtenstein, Monaco, Mongolia, Montenegro, New Zealand, Norway, Philippines, Republic of Korea, Republic of Moldova, Russian Federation, San Marino, Serbia, Singapore, Switzerland, Turkmenistan, Ukraine, United Kingdom, United States of America and Vietnam.
The expansion of our business has required us to protect our trademarks, domain names, and patents and, to the extent that we expand our business into new geographic areas, we may be required to protect our trademarks, domain names, patents and other intellectual property rights in an increasing number of jurisdictions, a process that is expensive and sometimes requires litigation. If we are unable to protect or enforce our trademarks, domain names, patents and other intellectual property rights, or prevent third parties from infringing upon them, our business may be adversely affected, perhaps materially. For additional information, see “Risk Factors — Risks Related to Our Business — Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition” and “— Claims by third parties that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.”
Available Information
Our internet website address is www.hippo.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
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

We have incurred significant net losses on an annual basis since our incorporation in 2015, and we may continue to experience net losses in the future. Several factors have contributed to our historical losses, including volatility in our earnings due to severe weather events. For example, significant catastrophe losses resulting from severe weather in the second quarter of 2023 prompted us to institute a nationwide pause on underwriting new premiums for our HO3 business. This pause was intended to reduce volatility, but it also had the effect of reducing premium and revenue. Also, over the long term, we expect to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, although we have reduced headcount in the past in an effort to reduce expenses, over time we intend to grow our employee base. Also, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Despite these actions and investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. In addition, if we reduce variable costs to respond to losses as we did in 2023, this may limit our ability to sign up new customers and increase our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.
Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain current customers, our business, revenue, operating results, and financial condition could be harmed.
We believe that growth of our business and revenue depends upon our ability to strategically grow our business in the geographic markets that we currently serve by retaining our existing customers, adding new customers in certain geographies, and adding new insurance and non-insurance home-related products. Expanding into new geographic markets, reducing our footprint in some geographic markets, and introducing new products takes time, requires us to navigate and comply with extensive regulations, and may occur more slowly than we expect or than it has occurred in the past. If we lose customers, our value will diminish. In particular, while we expect our loss performance to improve over time as more customers renew their policies and remain customers for longer, our nationwide pause in writing new HO3 business and other actions to combat volatility resulted in a loss of customers, and any future loss of customers could lead to higher loss ratios, loss ratios that cease to decline, or declining revenue, any of which would adversely impact our profitability. If we fail to remain competitive on customer experience, pricing, or insurance coverage options, our ability to grow and retain our business may also be adversely affected. In addition, we may fail to accurately predict or execute risk segmentation of new and renewal customers or potential customers, which could also reduce our profitability.
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
The speed by which our technology allows us to process and pay claims is a differentiating factor for our business and an increase in the average time to process claims could undermine our reputation and position in the insurance marketplace. Any failure to pay claims accurately or timely could also lead to regulatory and administrative actions or material litigation, lead to loss or reduction in reinsurance recoveries, or result in damage to our reputation, any one of which could materially and adversely affect our business, financial condition, results of operations, and prospects.
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
Our revenue grew in the year ended December 31, 2024 compared to the year ended December 31, 2023, although our total average number of employees decreased during the same period. This revenue growth, coupled with reduced headcount, has placed and may continue to place significant demands on our management and our operational and financial resources. Our corporate and organizational structure will become more complex if we make acquisitions, add additional insurance and non-insurance products, expand our operations, add and integrate employees, and invest in joint venture and other strategic investments. To accommodate our growth, we will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.
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
For our Hippo primary homeowners’ reinsurance program commencing in 2025, we elected not to purchase proportional reinsurance, and instead decided to retain more of the exposure and associated premium. Also, effective January 1, 2024, we elected to cut off 25% of the reinsurer’s participation on our 2023 proportional reinsurance treaty and retain the remaining exposure and related premiums. For business produced through our builder channel in 2025, we purchased proportional reinsurance from one third-party reinsurer and expect to retain approximately 85% of the premium and associated risk before purchasing catastrophe protection. Because we have substantially reduced our proportional reinsurance coverage and retained more exposure, we may experience increased losses, and the level of capital required to be held at Spinnaker may increase, each of which could have a material adverse effect on our results of operations.
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
Our proprietary technology platform, which relies on third-party data, may not operate properly or as we expect it to operate.
We utilize our technology platform to gather customer and other third party data in order to determine whether or not to write and how to price our insurance products. Additionally, our claims operation utilizes our technology platform to manage claims and we intend to expand our technology platform to further support the processing of some or all of our claims. The continuous development, maintenance, and operation of our technology platform is complex and expensive to maintain and improve; its continuous development, maintenance, and operation may entail unforeseen difficulties, including material performance problems, undetected defects, or errors for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select or renew our customers, price insurance and non-insurance products for our customers, or incorrectly pay or deny claims made by our customers. These errors could result in (i) selecting an uneconomic mix of customers; (ii) customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies or non-insurance products with us, or make it less likely that prospective customers obtain new insurance policies; (iii) causing us to underprice policies or overpay claims; or (iv) causing us to incorrectly deny policyholder claims and become subject to liability. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us, prevent prospective customers from obtaining new insurance policies. Additionally, technology platform errors could result in failure to comply with applicable laws and regulations including, but not limited to, unintentional noncompliance with our rate and form filings, cancellation and non-renewal requirements, unfair trade and claims practices, and non-discrimination, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, reputation, results of operations, and financial condition.
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
Our future success depends on our ability to continue to develop and implement our proprietary technology and to maintain the confidentiality of our trade secrets under this technology.
Existing regulations and changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of our technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.
New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
State and federal lawmakers and insurance regulators are focusing upon the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. New laws or regulations, changes in existing laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, in December 2023 the NAIC adopted the Model Bulletin on Use of Artificial Intelligence Systems by Insurers (the “Model AI Bulletin”) and as of January 2025, 21 states have adopted bulletins substantially similar to the Model AI Bulletin. California, Colorado, New Mexico, New York, Texas, and Utah have also adopted regulations specific to the use of artificial intelligence.
The regulatory framework for AI Systems is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI

Systems, or could be rescinded or amended as new administrations take differing approaches to evolving AI Systems. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.
In January 2025, President Trump rescinded the Biden AI EO and issued a new EO that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden AI EO. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Systems, or may implement new EOs and/or other rule making relating to AI Systems in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
U.S. legislation related to the use of AI Systems generally has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. California also enacted 17 new laws in 2024 that further regulate use of AI Systems and provide consumers with additional protections around companies’ use of AI Systems, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI Systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Systems in the future.
In addition, our business and operations are subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. Additionally, our artificial intelligence technologies may lead to unintentional bias and discrimination in the underwriting process, which could subject us to legal or regulatory liability. Any of these eventualities could result in a material and adverse effect on our business, financial condition and results of operations. Although we have taken steps to comply with these laws, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which we solicit, underwrite, or communicate with prospective or current customers before or during onboarding, customer care, or claims management, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.
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
Additionally, changes in regulations could limit the ability of search engines and social media platforms, including, but not limited to, Google and Facebook, to collect data from customers and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. For example, the proposed Designing Accounting Safeguards to Help Broaden Oversight and Regulations on Data (“DASHBOARD”) Act would mandate annual disclosure to the SEC of the type and “aggregate value” of user data used by harvesting companies, such as, but not limited to, Facebook, Google and Amazon, including how revenue is generated by user data and what measures are taken to protect the data. If the costs of advertising on search engines and social media platforms increase, we may incur additional marketing expenses or be required to allocate a larger portion of our marketing spend to other channels and our business and operating results could be adversely affected. Similarly, insurance brokerage and distribution regulation may limit our ability to rely on third-party digital technology platforms to provide a link to our insurance platform through an API if the third-party distribution platforms are unable to continue to link to our insurance products pursuant to insurance law and regulations.
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
To the extent that our present capital is insufficient to meet future operating requirements (including regulatory capital requirements) or to cover losses, we may need to raise additional funds through financings or curtail our projected growth. Many factors will affect our capital needs, as well as their amount and timing (including our growth and profitability, risk retained, the availability of reinsurance, market disruptions, and other developments).
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
Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website may contain material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, and it may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents, or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays, or website shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration, or use of personal or other confidential information, and malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT systems, products or services.
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. We could be subject to a cyber-incident or other adverse event that threatens the security, confidentiality, integrity, or availability of our information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about subscribers, vendors, and employees. For example, unauthorized parties could steal or access our customers’ names, email addresses, physical addresses, phone numbers, and other information that we collect when providing insurance quotes. Outside parties may also attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Further, our vendors are also susceptible to data breaches, including our payment processing vendors who handle customer credit card numbers or other payment information and successful cyberattacks that disrupt or result in unauthorized access to third party information systems can materially impact our operations and financial results. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target and may originate from less regulated and remote areas around the world. Accordingly, we may be unable to proactively address these techniques or to implement adequate preventative measures. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could threaten the confidentiality, integrity and availability of our information resources and confidential information and lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.
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
If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our website or the loss or unauthorized disclosure, access, acquisition, alteration, or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our website or stop using our services entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, impair our ability to retain existing customers or attract new customers, and expose us to legal claims (such as class actions) and government action, and/or result in significant incident response, system restoration or remediation and future compliance costs, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects. We cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
Cyber-incidents are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques, including artificial intelligence, that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. The COVID-19 pandemic increased cybersecurity risk as a result of global remote working arrangements that are likely to continue and which present opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. In addition, according to U.S. Government sources and others, the conflict involving Russia and Ukraine has resulted in a heightened risk of cyber-incidents against companies, supply chain vendors and others based in the U.S. or in U.S.-allied regions.
Misconduct or fraudulent acts by employees, agents, claims vendors, or third parties may expose us to financial loss, disruption of business, regulatory assessments, and reputational harm.
We and the insurance industry are inherently susceptible to past and future misconduct or fraudulent activities by employees, representative agents, claims vendors, customers, or other third parties. These activities could include fraud against the Company, its employees, and its customers through illegal or prohibited activities, unauthorized acts or representations, or the unauthorized use or disclosure of personal or proprietary information.
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
Our primary insurance regulators are responsible for our supervision and examination of our insurance subsidiaries. Spinnaker is currently domiciled in Illinois and Spinnaker Specialty Insurance Company (“Spinnaker Specialty”) is an authorized/non-admitted insurer in Texas, and in the first quarter of 2024, we added Wingsail Insurance Company as an admitted insurer in Arizona. RHS is a Cayman-domiciled insurance captive and is subject to regulations and supervision imposed by the Cayman Islands.
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
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the CCPA, which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows the California Attorney General to impose civil penalties for violations and provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. In addition, it remains unclear how various provisions of the CCPA will be interpreted and enforced. In 2020, California voters also passed the CPRA, which took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have subsequently enacted or proposed similar laws. Eighteen other states have passed data privacy laws, fourteen of which are currently in effect, with the remainder taking effect later in 2025 or early 2026. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. New laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
In the event of a data breach, we are also subject to breach notification laws in the jurisdictions in which we operate, including all 50 U.S. state laws, and the risk of litigation and regulatory enforcement actions. In 2023, the SEC’s cybersecurity regulations came into effect, which require us to publicly disclose material cybersecurity incidents shortly after we deem them to be material. In addition, a number of federal and state laws and regulations relating to privacy affect and apply to the insurance industry specifically.
We may also face particular privacy, data security, and data protection risks in connection with requirements of the European Union’s (“E.U.”) General Data Protection Regulation 2016/679 (“GDPR”), the United Kingdom (“UK”) GDPR and UK Data Protection Act 2018 (which retains the GDPR in UK national law) and other data protection regulations in the E.U. and UK. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. In 2020, a decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our future ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties, including orders that require us to change the way we process data.
Additionally, we are subject to the terms of our privacy policies and data privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our data privacy-related obligations to customers or other third parties, or our other data privacy-related legal obligations, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation (including class actions), or public statements against us by consumer advocacy groups or others and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding data privacy, data protection (in particular those that impact the use of artificial intelligence), and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable data privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect on our reputation, business, and operating results.
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
Our business relies on certain third-party data, software, technology, and associated intellectual property rights (“Third-Party Technology”) that we license from other companies, which includes insurance industry proprietary information that we license from Insurance Services Office, Inc. (“ISO”). We anticipate that we will continue to rely on such Third-Party Technology and we may license additional Third-Party Technology in the future. We cannot assure that these third-party licenses, or support for such licensed software and technologies, will continue to be available to us on commercially reasonable terms, if at all. Although we believe that there are commercially reasonable alternatives to the Third-Party Technology we currently license, other than proprietary information provided by ISO, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party products may require significant work and require substantial investment of our time and resources. Also, should ISO refuse to license its proprietary information to us on the same terms that it offers to our competitors and we are unable to find a comparable replacement, we could be placed at a significant competitive disadvantage. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed Third-Party Technology. Any of these results could harm our business, results of operations, and financial condition.
Any errors or defects in Third-Party Technology that we license could result in errors that could harm our brand and business. We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the licensed software and technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this software or technology because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to develop our services containing such software or technology could be severely limited and our business could be harmed. Many of the risks associated with the use of Third-Party Technology cannot be eliminated, and these risks could negatively affect our business.
Failure to protect or enforce our intellectual property rights could harm our business, results of operations, and financial condition.
Our success is dependent in part on protecting our intellectual property rights and technology, including any source code, proprietary information, data, processes and other forms of information, know how, and technology. We rely on a combination of patents, trademarks, service marks, and trade secret laws to establish and protect our intellectual property. We also seek to control access to our proprietary information by entering into a combination of invention assignment agreements and nondisclosure agreements with our employees, consultants, and with our third-party providers and strategic partners. While these agreements may provide us with contractual remedies upon any unauthorized use or disclosure of our proprietary business information or intellectual property, we cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information, and we may not always be able to effectively monitor or prevent such unauthorized use or disclosure.
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
We have filed, and may continue in the future to file, trademark and patent applications to protect certain of our inventions and intellectual property. However, we cannot guarantee that patents will issue on our pending patent applications or that we will be successful in effective registration of our trademarks. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, invalidated or held unenforceable, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain inventions. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.
While software and other of our proprietary works are protected by copyright on creation, we have chosen not to seek copyright registration in these works, and instead, have primarily relied on protecting our software as a trade secret. Though we may seek copyright registration of our software and other proprietary works in the future, until then, the remedies and damages available to us for unauthorized use of our software may be limited since registration is required in order to bring a copyright infringement lawsuit under federal law in the United States.
We currently hold various domain names relating to our brand, including hippo.com and hippoinsurance.com, among others. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks, brand and other proprietary rights.
Additionally, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools.
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
We face significant competition for personnel, particularly in California and Texas, the states where the majority of our employees are located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our newer management team members, our efficiency, ability to meet forecasts, and our employee morale, productivity and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.
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
A large portion of our business originates from customers in California and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as a natural disaster or severe weather event (such as the Southern California wildfires in 2025, Texas hail storms in 2019 and 2023, or the Texas winter storm in February 2021, and cause material losses in California and Texas, our business, financial condition, and results of operations could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory or legal environment affecting property and casualty insurance in California and Texas may expose us to more significant risks. In addition, as Spinnaker is domiciled in Illinois, any adverse changes in the regulatory environment affecting property and casualty insurance in Illinois may also expose us to more significant risks.
Our product development cycles are complex and subject to regulatory approval, and we may incur significant expenses before we generate revenues, if any, from new or expansion of or changes to existing products.
Because our insurance products require regulatory approvals, development cycles can take time. Moreover, development projects can be technically challenging and expensive and may be delayed or defeated by the inability to obtain licensing or other regulatory approvals. The nature of these development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we generate revenues, if any, from such expenses. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of products that are competitive in the marketplace, this could materially and adversely affect our business and results of operations. Additionally, anticipated customer demand for a product we are developing could decrease after the development cycle has commenced. Such decreased customer demand may cause us to fall short of our sales targets, and we may nonetheless be unable to avoid substantial costs associated with the product’s development. If we are unable to complete product development cycles successfully and in a timely fashion and generate revenues from such future products, the growth of our business may be harmed.
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
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. If our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissible or discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Refer to Note 14, Commitments and Contingencies, Legal Proceedings.
Claims by third parties that we infringed their proprietary technology or other intellectual property rights could result in litigation which is expensive to support, and if resolved adversely, could harm our business.
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
•theft misappropriation, or unauthorized public dissemination or disclosure of our trade secrets or confidential information that we share with potential acquisition candidates;
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
Our results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes or by material differences between our forecasted and actual effective tax rates.
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
It is possible that we will not generate future taxable income to fully use our U.S. federal and state NOL carryforwards, if at all. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced two historical ownership changes (in 2016 and 2018) and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo a future ownership change, we may be prevented from fully utilizing our NOL carryforwards existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOL carryforwards. To the extent we are not able to offset future taxable income with our NOL carryforwards, our net income and cash flows may be adversely affected.
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
The Company assumes insurance risk of policies underwritten by Hippo through a wholly-owned Cayman domiciled insurance captive, RHS. For 2025, we elected not to purchase proportional reinsurance, and as such will retain premium and exposure relating to such policies through Spinnaker or RHS.
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
To qualify as reinsurance for accounting purposes, a contract must embody substantive risk transfer, which is defined as the reasonable possibility that the reinsurer could experience a significant loss on the treaty. Contractual provisions in a treaty that excessively limit the extent or timing of the net loss that a reinsurer can experience can conceivably preclude the treaty from meeting the criteria for risk transfer, thereby disqualifying it from reinsurance accounting treatment. An assessment of risk transfer must be performed upon entry into a new treaty, as well as each time the treaty is renewed. Each of our in-force quota-share reinsurance treaties qualified for reinsurance accounting at the time of its most recent inception. Each of these treaties has a term of one-year or less. Although we elected to substantially reduce our participation in quota share reinsurance treaties in 2025 on the Hippo program, if we determine it would be beneficial to enter into similar treaties in the future, we expect that we would be able to secure treaties on terms that qualify for continued reinsurance accounting; however, there can be no assurance that the available market terms of these treaties (including pricing, coverage and exclusions) would also pass risk transfer for accounting purposes. If a treaty that we desire to enter into or renew fails to qualify for reinsurance accounting based on its then-current renewal terms, it could adversely impact that carrier’s statutory surplus, triggering the need for additional capital infusions within a short period of time.

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
We base our estimates on our assessment of known facts and circumstances, as well as estimates of future trends in claim severity, claim frequency, judicial theories of liability, and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in the mix of customers and jurisdictions, changes in actuarial projections, claims handling procedures, inflation, severe weather, climate change, economic and judicial trends, and legislative changes. Increases in claims severity can be impacted by increased costs including construction costs, availability of supplies, and other economic factors, and by litigation trends and precedent. We regularly monitor reserves using new information on reported claims and a variety of statistical techniques to update our current estimate. Our estimates could prove to be inadequate, and this underestimation could have a material adverse effect on our financial condition.
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
Such laws, rules, and regulations are usually overseen and enforced by the various state insurance departments, as well as through private rights of action and by state attorneys general. Such regulations or enforcement actions are often responsive to current consumer and political sensitivities, such as homeowners’ insurance rates and coverage forms, which may arise after a major event. Such rules and regulations may result in rate suppression, limit our ability to manage our exposure to unprofitable or volatile risks, limit our ability to non-renew business, or lead to fines, premium refunds, or other adverse consequences. The federal government also may regulate aspects of our businesses, such as the protection of consumer confidential information or the use of consumer insurance (credit) scores to underwrite and assess the risk of customers under the Fair Credit Reporting Act (“FCRA”). Among other things, the FCRA requires insurance companies to have a permissible purpose before obtaining and using a consumer report for underwriting purposes, as well as comply with related notice and recordkeeping requirements. Failure to comply with federal requirements under the FCRA or any other applicable federal laws would subject us to regulatory fines and other sanctions. In addition, given our short operating history to date and rapid speed of growth, we are particularly vulnerable to regulators identifying errors in the policy forms we use, the rates we charge, and our customer communications, including but not limited to cancellations, non-renewals, and reinstatements. For example, in March 2024 we received inquiries from the California Department of Insurance (“CDI”) related to the complaints they received from consumers specifically as regards to the compliance with California law of the non-renewal of those homeowners’ policies. Although Hippo was able to resolve the California complaints and corresponding concerns of the CDI, if additional or future compliance issues arise, the CDI could impose fines as well as require remediation, refunds, or other penalties, which could be substantial. Regulatory actions or related civil actions by consumers could have a material financial impact on Hippo or its subsidiaries. Regulators also have the ability to issue cease-and-desist orders and take other civil actions to address compliance.

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
In response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have adopted, and others are considering new cybersecurity measures, including the adoption of cybersecurity regulations. In 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As of early 2025, 23 states and the District of Columbia have adopted versions of the NAIC Insurance Data Security Model Law, each with a different effective date, and other states may adopt versions of the NAIC Insurance Data Security Model Law in the future.
We are also subject to the New York Department of Financial Services’ (the “NYDFS”) Cybersecurity Regulation (the “NYDFS Cybersecurity Regulation”) which mandates detailed cybersecurity standards for all institutions, including insurance entities, operating in New York pursuant to authorization by the NYDFS. The NYDFS Cybersecurity Regulation has increased our compliance burden and could increase the risk of noncompliance and subject us to regulatory enforcement actions and penalties in the future, as well as reputational risk. On November 1, 2023, the NYDFS adopted amendments to the NYDFS Cybersecurity Regulation which require enhanced governance, updated cybersecurity incident reporting, enhanced access controls, expanded asset inventory requirements, updated training obligations, and updated risk and vulnerability assessments.
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
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues and resulting fluctuations in our rate of growth as a result of insurance spending patterns. Specifically, our revenues may be proportionately higher in our third fiscal quarter due to the seasonality of when homeowners purchase and move into new homes, which historically occurs at higher rates in the months of July, August, and September. Accordingly, the amount of growth we experience may also be greater in the third quarter. As our business expands and matures, other seasonal trends may develop and the existing seasonality and customer behavior that we experience may change. Volatility in our key operating metrics or their rates of growth could have a negative impact on our financial results and investor perceptions of our business prospects, and a failure to achieve our quarterly forecasts or to meet or exceed the expectations of research analysts or investors will cause our stock price to decline.
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
Additionally, factors, such as general economic conditions, the volatility and strength of the capital markets and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and underwriting profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2024, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.
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
Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments in accordance with our investment policy, and our investment portfolio is routinely reviewed by our investment committee. However, our investments are subject to general economic and market risks as well as risks inherent to particular securities.
Our primary market risk exposures are to changes in interest rates and overall debt markets given that a majority of our portfolio is invested in debt securities, treasury bills, municipal bonds and mortgage- and asset-backed securities. We have limited exposure to equities but may in the future increase our portfolio’s allocation to equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.” For several years prior to 2022, interest rates were at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Interest rates increased significantly in 2022 and 2023, and any future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.
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
Our common stock is listed on the NYSE under the symbol “HIPO”. However, it is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.
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
The market price of our common stock may be highly volatile, which could cause the value of your investment to decline.
The trading price of our common stock could be volatile, and you could lose all or part of your investment. The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our common stock:
•the occurrence of severe weather conditions and other catastrophes;
•our operating and financial performance and quarterly or annual earnings relative to similar companies;
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
•sales of our common stock by us, our directors, executive officers, or our principal shareholders;
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
•changes in the fair values of our financial instruments;
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
In addition, broad market and industry factors, such as recessions, loss of investor confidence or interest rate increases may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.
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
Our Certificate of Incorporation provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL, (iv) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (v) any action asserting a claim against us that is governed by the internal affairs doctrine. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Similarly, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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
•be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Act; and
•be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act.
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
Sales of a substantial number of shares of our common stock in the public market, including sales by our directors, officers, or significant shareholders, or the perception that these sales might occur, could significantly reduce the market price of our common stock and impair our ability to raise adequate capital through the sale of additional equity securities. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.
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
Our information security program encompasses policies and controls aimed at mitigating cybersecurity risks, including an incident response plan that includes procedures for assessing and responding to cybersecurity incidents. However, we acknowledge the presence of both known and unknown risks, alongside vulnerabilities within our security program. Continuous improvement efforts are integral to enhancing our information security program and overall risk management endeavors.
We employ a risk management framework aligned with relevant laws, regulations, and industry standards to manage cybersecurity risks across our products and services, infrastructure, and organization. Our internal risk assessment processes incorporate various factors, including tracking threat intelligence and identified first- and third-party vulnerabilities, evaluating evolving regulatory requirements, and analyzing internally observed cybersecurity threats and incidents. We regularly conduct an internal risk assessment to evaluate the effectiveness of the security of our systems and of our processes, identify areas for remediation, and explore opportunities for enhancement, such as cloud and endpoint security enhancements, application programming interface (“API”) security, and contractor access management. We utilize third-party security experts and consultants on an annual basis to assess and improve our cybersecurity risk management tools and processes and to benchmark against industry standards.
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
Additionally, we have specific policies and practices governing third-party security risks, including our third-party risk management (“TPRM”) program. Under this program, we gather information from relevant third parties to assess potential risks associated with their security controls.
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
Tal Hornstein, our Chief Information Officer and Chief Information Security Officer (“CISO”), leads our cybersecurity program and oversees teams supporting security functions across the company. Mr. Hornstein holds a CISSP certification from ISC2 and has over 20 years of experience in multiple cybersecurity and technology-related roles. He joined Hippo in late 2021 and has been instrumental in designing and executing our entire cybersecurity stack.
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
Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report, we have not identified any cybersecurity threats materially affecting, or reasonably likely to materially affect, our business strategy, results of operations, or financial situation. However, despite our efforts, we recognize the impossibility of eliminating all cybersecurity risks or guaranteeing the absence of undetected cybersecurity incidents that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information about these risks, refer to Part I, Item 1A, "Risk Factors," in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Palo Alto, California. We own and occupy an office building in Austin, Texas and also lease facilities under operating leases with various expiration dates in Austin, Texas; Palo Alto, California; Dallas, Texas; Bedminster, New Jersey; and Warsaw, Poland. We believe that our facilities are adequate to meet our current needs.

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
On November 19, 2021, the Company and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. On February 16, 2024, Innovius Capital Canopus I, L.P. (“Innovius”) filed an amended cross-complaint naming Mr. Navon, Hippo, and Mr. Wand as cross-defendants. The suits against the Company have been settled with no amounts paid by the Company to Innovius or Mr. Navon.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the New York Stock Exchange under the symbols “HIPO”.
Holders
As of February 20, 2025, there were approximately 49 holders of record of the Company’s common stock.
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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2024.
Issuer Purchases of Equity Securities
In March 2023, the Company’s board of directors authorized the repurchase of up to $50.0 million of its common stock. The share repurchase program, which does not have a specific expiration date, authorizes repurchases in the open market or in private transactions.
The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2024 (in thousands, except per share values):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
October 1 through October 31, 2024	957,242	$16.28	957,242
November 1 through November 30, 2024	—	$—	—
December 1 through December 31, 2024	—	$—	—
Total	957,242			$32.6
(1) On October 30, 2024, the Company entered into a Share Repurchase Agreement with an existing unaffiliated shareholder to purchase 957,242 shares of the Company’s common stock at a purchase price of $16.28 per share pursuant to the Company’s share repurchase program (the “Share Repurchase”). The Share Repurchase was substantially completed on October 30, 2024. The Company used available cash resources of approximately $15.6 million to complete this transaction. As of December 31, 2024, the Company had $32.6 million remaining under the share repurchase authorization.
Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Russell 2000 Stock Index (the “Russell 2000 Index”) and the Hudson Structured Capital Management Ltd Public InsurTech Index (the “HSCM Public InsurTech Index”) for the four fiscal years ended December 31, 2024. The total return graph and table assume that $100 was invested on August 2, 2021, the date of our merger with RTPZ, in each of Hippo Holdings Inc. common stock, the Russell 2000 Index and the HSCM Public InsurTech Index and assume that all dividends are reinvested. Indexes are calculated on a month-end basis.

The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

Comparison of Cumulative Total Return
$125.0
$100.0
$75.0
$50.0
$25.0
$—
August 2, 2021
December 31, 2021
December 30, 2022
December 29, 2023
December 31, 2024
Hippo Holdings Inc
Russell 2000 Index
HSCM Public InsurTech Index

	August 2, 2021	December 31, 2021	December 30, 2022	December 29, 2023	December 31, 2024
Hippo Holdings Inc.	$100.0	$28.9	$5.6	$3.7	$10.9
Russell 2000 Index	$100.0	$114.8	$91.4	$106.8	$119.2
HSCM Public InsurTech Index	$100.0	$72.6	$24.9	$41.9	$71.9

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Holdings Inc. and its consolidated subsidiaries. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Reinsurance
We reinsure a portion of the risks we underwrite in order to reduce the volatility of our earnings, and to protect our capital management.
As an MGA, we underwrite homeowners insurance policies on behalf of our insurance company subsidiaries (Spinnaker and Spinnaker Specialty Insurance Company (“SSIC”)) and other non-affiliated third-party insurance carriers. These carriers cede to reinsurers a portion of these risks and pay a premium based upon the risk and exposure of the policies subject to such reinsurance. The Company utilizes a variety of reinsurance structures to manage its exposure to large property losses, including non-proportional catastrophe excess of loss (“XOL”) and, to a lesser extent, proportional quota share reinsurance.
Without reinsurance protection, the carriers would shoulder all the insurance risk themselves and would need incremental capital to satisfy regulators and rating agency requirements. Reinsurance allows a carrier to reduce its balance sheet exposure and volatility of earnings.
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
In 2024, we continued to further protect our balance sheet through the purchase of non-proportional reinsurance described below in the section titled “Non-Proportional Reinsurance.”
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
For our primary homeowners reinsurance program for policies with effective dates in 2022, we secured proportional reinsurance from a diverse panel of third-party reinsurers. All reinsurers are either rated “A-” Excellent or better by AM Best, or the reinsurance is collateralized. In 2022, we retained approximately 10% of the premium through our insurance company subsidiaries, including our captive reinsurance company, RHS. Additionally, the reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss ratio caps and loss corridors, which align our interests with those of our reinsurers. Similar to the prior year, we saw increased use of loss participation features in the 2022 reinsurance agreements, which increased the amount of losses retained by our insurance company subsidiaries in excess of our pro rata participation in both the 2022 and 2023 fiscal periods.
Non-Proportional Reinsurance — Hippo Home Insurance Program
We also purchased XOL reinsurance which includes traditional reinsurance protection, state subsidized reinsurance protection, catastrophe bonds, and industry loss warranty products. Through our insurance company subsidiaries, we are exposed to the risk of natural catastrophe events that could occur on the risks arising from policies underwritten by us or other MGAs. We are also exposed to this risk through our captive reinsurer, which takes on a share of the risk underwritten by our MGA business.
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
Spinnaker purchased a corporate catastrophe XOL program that attaches above the individual programmatic reinsurance programs protecting the property business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bond, and the FHCF, described above, inure to the benefit of this contract. This program provides us protection from catastrophes that could impact a large number of correlated insurance policies underwritten by us and our other MGAs. We buy this XOL so that the probability of losses from a single occurrence across the property portfolio exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250 year-return period. This reinsurance protects us from all but the most severe catastrophic events.
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
Fiscal Year 2025 Reinsurance Programs
Proportional Reinsurance — Hippo Home Insurance Program
For our Hippo primary homeowners’ reinsurance program commencing in 2025, we elected not to purchase proportional reinsurance. Based on our growing confidence in the profitability and predictability of our underwriting results, we decided to retain more of the exposure and associated premium.
For business produced through our builder channel in 2025, we purchased proportional reinsurance from one third-party reinsurer and expect to retain approximately 85% of the premium and associated risk, before purchasing catastrophe protection. All reinsurance obligations are appropriately collateralized. The reinsurance contracts are subject to contingent commission adjustments and a loss occurrence limit, which aligns our interests with that of the reinsurer.
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
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. For Hippo home insurance policies, we seek to minimize the volatility of our portfolio and are currently in the process of analyzing overall underwriting results for the segment, taking actions as needed. Our short-term focus is on attracting new customers to our licensed insurance agency to purchase non-Hippo policies, although over time we expect to strategically return to Hippo underwritten policies as our underwriting actions take hold. We intend to continue to drive new customer growth by highlighting our consumer-focused approach to home protection and insurance across multiple distribution channels, regardless of whether the customer is a Hippo policyholder. In particular, we seek to grow by:
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
Our Ability to Manage Regulatory Impact, Including on Our Efforts to Manage Our Exposure to Volatility
We are subject to extensive laws, regulations, administrative directives, and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to influence and restrict premium rates, require premium refunds to policyholders, require reinstatement of terminated policies, restrict the ability of insurers to cancel or non-renew policies, require insurers to continue to write new policies or limit their ability to write new policies, limit insurers’ ability to change coverage terms and deductibles or to impose underwriting standards, impose additional regulations regarding agency and broker compensation, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. These laws may limit or restrict our ability to reduce our exposures, including to weather-related losses.
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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”), and pursuant to the regulations of the SEC.
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
Commission Income, Net Includes:
a.Agency Commission: The Company also operates licensed insurance agencies that are engaged solely in the sale of policies, including non-Hippo policies. For these policies, the Company earns a recurring agency commission from the carriers whose policies the Company sells, which is recorded in the commission income, net line in the consolidated statements of operations and comprehensive loss. Similar to the MGA businesses, the performance obligation from the agency contracts is placement of the insurance policies. For both MGA and insurance agency activities, the Company recognizes commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates.
b.Ceding Commission: The Company receives commission based on the premium it cedes to third-party reinsurers for the reimbursement for the Company’s acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss. For the policies that the Company writes on its own carrier as MGA, the Company recognizes this commission as ceding commission on the consolidated statements of operations and comprehensive loss. The Company earns commission on ceded reinsurance premium in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The Company records the portion of ceding commission income which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.
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
c.Claim Processing Fees: As an MGA the Company receives a fee that is calculated as a percent of the premium, from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy and recognized ratably over the same period. This revenue is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss.
d.Managing General Agent (“MGA”) Commission: The Company operates as an MGA for multiple insurers. The Company designs and underwrites insurance products on behalf of the insurers culminating in the sale of insurance policies. The Company earns recurring commission and policy fees associated with the policies they sell. The Company has underwriting authority and responsibility for administering claims, (see Claim Processing Fees below) and works with affiliated and unaffiliated carrier platforms who pay the Company a commission in exchange for the opportunity to take that risk on their balance sheets. The

Company’s performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, the Company charges policy fees and inspection fees (see Service and Fee Income below), retains its share of commission, and remits the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing the Company’s portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
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
Insurance-Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to our customers. Insurance related expenses also include employee compensation (including stock-

based compensation and benefits) of our underwriting teams, amortization of capitalized internal use software, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to our customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
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
Gain on Sale of a Business
Gain on sale of a business consists of our gain on the sale of our subsidiaries, Mainsail and First Connect.
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

	Years Ended December 31,
	2024	2023

Total Generated Premium	$1,336.1	$1,134.3
Total Revenue	372.1	209.7
Net Loss attributable to Hippo	(40.5)	(273.1)
Adjusted EBITDA	(43.5)	(200.6)
Gross Loss Ratio	53%	71%
Net Loss Ratio	77%	169%
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
Our Total Generated Premium for the year ended December 31, 2024 grew 18% year-over-year to $1,336.1 million from $1,134.3 million for the year ended December 31, 2023. The growth was driven primarily by the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business. The growth was also due to the growth of non-Hippo written premium supported by our Insurance-as-a-Service business. This was partially offset by a decrease in our HHIP as we have taken actions to reduce our exposure to wind and hail while achieving planned premium rate increases.
The following table presents Total Generated Premium for the years ended December 31, 2024 and 2023 (in millions):

			Change
	2024	2023	2024 vs. 2023

Gross Written Premium	$892.4	$847.3	$45.1
Gross Placed Premium	443.7	287.0	156.7
Total Generated Premium	$1,336.1	$1,134.3	$201.8
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
For the year ended December 31, 2024, adjusted EBITDA loss was $43.5 million, a decrease of $157.1 million compared to a loss of $200.6 million for the year ended December 31, 2023, the decrease was due primarily to a growth in revenue reflecting an increase in premiums earned mainly due to higher premium retention as a result of the 2023 and 2024 reinsurance treaties compared to prior periods, partially offset by an increase in loss and loss adjustment expenses and insurance-related expenses.
The following table provides a reconciliation of net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Years Ended December 31,		Change
	2024	2023	2024 vs. 2023

Net loss attributable to Hippo	$(40.5)	$(273.1)	$232.6
Adjustments:
Net investment income	(24.4)	(23.1)	(1.3)
Depreciation and amortization	23.2	19.8	3.4
Stock-based compensation	38.2	57.5	(19.3)
Fair value adjustments	1.7	4.5	(2.8)
Other one-off transactions	7.9	7.8	0.1
Income taxes expense	1.2	0.5	0.7
Gain on sale of business	(54.4)	—	(54.4)
Impairment and restructuring charges	3.6	5.5	(1.9)
Adjusted EBITDA	$(43.5)	$(200.6)	$157.1
Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Years Ended December 31,		Change
	2024	2023	2024 vs. 2023
Gross Losses and LAE	$450.3	$543.5	$(93.2)
Gross Earned Premium	853.7	769.3	84.4
Gross Loss Ratio	53%	71%	(18)%

The following table provides a reconciliation of Gross Loss Ratio by named event PCS and non-PCS events.

	Years Ended December 31,		Change
	2024	2023	2024 vs. 2023
PCS losses	9%	20%	(11)%
Non-PCS losses	44%	51%	(7)%
Gross loss ratio	53%	71%	(18)%
For the year ended December 31, 2024, our Gross Loss Ratio was 53% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 2 percentage points relating to PCS events, compared with 71% net of a prior year favorable development of 1 percentage point relating to non-PCS events and 2 percentage points relating to PCS events for the year ended December 31, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and due to a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE, to the net earned premium (in millions).

	Years Ended December 31,
	2024	2023
Net Losses and LAE	$209.0	$181.7
Net Earned Premium	272.5	107.5
Net Loss Ratio	77%	169%
For the year ended December 31, 2024, our Net Loss Ratio was 77% net of a prior year favorable development of 1 percentage point relating to PCS events and 1 percentage point relating to non-PCS events, compared with 169% net of a prior year favorable development of 2 percentage points relating to PCS events for the year ended December 31, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken, including a reduction of loss participation features in our reinsurance treaties, higher retention of earned premium due to our 2023 and 2024 reinsurance treaties, and a lower impact from PCS and non-PCS events.We expect continued improvement as these actions have more time to impact our financial results..
Segment Information

	Years Ended December 31, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$596.7	$617.6	$282.9	$(161.1)	$1,336.1
Total Revenue	48.2	99.5	236.4	(12.0)	372.1
Adjusted operating income (loss)	(16.9)	24.4	(51.5)	0.5	(43.5)

	Year Ended December 31, 2023
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$459.7	$513.9	$360.5	$(199.8)	$1,134.3
Total Revenue	44.3	70.7	102.1	(7.4)	209.7
Adjusted operating income (loss)	(37.6)	18.3	(180.3)	(1.0)	(200.6)

	Year Ended December 31, 2022
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Generated Premium	$358.0	$278.6	$366.3	$(191.8)	$811.1
Total Revenue	36.9	37.0	63.9	(18.1)	119.7
Adjusted operating income (loss)	(49.0)	5.4	(162.8)	—	(206.4)
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
Services
For the year ended December 31, 2024, our Services segment had Total Generated Premium of $596.7 million, an increase of 30% from $459.7 million over the prior year period, while revenue was $48.2 million, an increase of 9% from $44.3 million over the prior year period. The growth was driven primarily due to the growth in the total book of business in our aggregator channel, as well as in our builder channel for new and renewal business, as we experienced premium rate increases. Our adjusted operating loss was $16.9 million, a decrease of 55% compared to a loss of $37.6 million in the prior year period due primarily to a decrease in sales and marketing costs, as well as the increase in revenue as noted above.
Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to third party MGAs, creating diversified income through fees, underwriting profits, and investment income. For the year ended December 31, 2024, our Insurance-as-a-Service segment’s Total Generated Premium was $617.6 million, an increase of 20% from $513.9 million over the prior year period, while revenue was $99.5 million, an increase of 41% from $70.7 million over the prior year period. The growth was driven primarily by the performance of existing programs and higher retention. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium. For the years ended December 31, 2024 and 2023, $33.7 million and $22.8 million, respectively, was offset against earned premium for XOL. Adjusted operating income was $24.4 million, an increase of 33% compared to $18.3 million in the prior year period due primarily to the increase in revenue mentioned above, partially offset by increases in loss and loss adjustment expenses and insurance related expenses due to the growth of the book of business.

Hippo Home Insurance Program
For the year ended December 31, 2024, our Hippo Homeowners Insurance Program had Total Generated Premium of $282.9 million, a decrease of 22% from $360.5 million over the prior year period, while revenue was $236.4 million, an increase of 132% from $102.1 million over the prior year period. The increase in revenue was due primarily to higher net earned premium, partially offset by a decrease in commission income, net, due to higher retention on our 2023 and 2024 reinsurance treaties, and achieving planned premium rate increases. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year which results in an increase in ceded earned premium and lower net earned premium. For the years ended December 31, 2024 and 2023, $26.5 million and $31.1 million, respectively, was offset against earned premium for XOL. Adjusted operating loss was $51.5 million, a decrease of 71% compared to a loss of $180.3 million in the prior year period. The decrease in adjusted operating loss was due primarily to improvement in our net loss ratio due to improved terms on our reinsurance treaties and a lower impact of PCS events. This was partially offset by an increase in insurance related expenses due to higher premium retention.
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

	Years Ended December 31,
	2024	2023

Non-PCS	54%	62%
PCS	19%	39%
HPGLR	73%	101%
For the year ended December 31, 2024, HPGLR was 73% net of a prior year favorable development of 2 percentage points relating to non-PCS events and 4 percentage points relating to PCS events, compared to 101% net of a prior year favorable development of 2 percentage points relating to PCS events for the year ended December 31, 2023. The decrease reflected the benefits of the pricing and underwriting actions we have taken and a lower impact from PCS events. We expect continued improvement as these actions have more time to impact our financial results.

Results of Operations

The following table sets forth our consolidated results of operations data for the periods indicated (dollars in millions):

	Year Ended December 31,		Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Revenue:
Net earned premium	$272.5	$107.5	$165.0	153%
Commission income, net	63.6	63.4	0.2	—%
Service and fee income	11.6	15.7	(4.1)	(26)%
Net investment income	24.4	23.1	1.3	6%
Total revenue	372.1	209.7	162.4	77%
Expenses:
Losses and loss adjustment expenses	209.0	181.7	27.3	15%
Insurance related expenses	88.8	79.1	9.7	12%
Technology and development	30.7	47.0	(16.3)	(35)%
Sales and marketing	51.2	80.1	(28.9)	(36)%
General and administrative	70.7	79.6	(8.9)	(11)%
Impairment and restructuring	3.6	5.5	(1.9)	(35)%
Gain on sale of business	(54.4)	—	(54.4)	—%
Other income, net	(0.1)	(0.8)	0.7	(88)%
Total expenses	399.5	472.2	(72.7)	(15)%
Loss before income taxes	(27.4)	(262.5)	235.1	(90)%
Income taxes expense	1.2	0.5	0.7	140%
Net loss	(28.6)	(263.0)	234.4	(89)%

Net income attributable to noncontrolling interests, net of tax	11.9	10.1	1.8	18%
Net loss attributable to Hippo	$(40.5)	$(273.1)	$232.6	(85)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	0.2	4.1	(3.9)	(95)%
Comprehensive loss attributable to Hippo	$(40.3)	$(269.0)	$228.7	(85)%

Comparison of the Year Ended December 31, 2024 and 2023
Net Revenue
The following table set forth net revenue by segment for the periods presented:

	Year Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023
Services	$48.2	$44.3	$3.9	9%
Insurance-as-a-Service	99.5	70.7	28.8	41%
Hippo Home Insurance Program	236.4	102.1	134.3	132%
Intersegment elimination	$(12.0)	$(7.4)	(4.6)	62%
Total net revenue	$372.1	$209.7	$162.4	77%
Net Earned Premium
For the year ended December 31, 2024, net earned premium was $272.5 million, an increase of $165.0 million compared to $107.5 million for the year ended December 31, 2023. The increase was due primarily to increases in gross earned premium due to higher retention of earned premium, and year-over-year growth of our Insurance-as-a-Service and HHIP segments, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. For the years ended December 31, 2024 and 2023, $60.2 million and $53.9 million, respectively, was offset against earned premium for XOL.
Commission Income, Net
For the year ended December 31, 2024, commission income was $63.6 million, an increase of $0.2 million, compared to $63.4 million for the year ended December 31, 2023. The increase was due primarily to an increase in agency commissions of $8.6 million from our Services segment and carrier fronting fees of $4.3 million from our Insurance-as-a-Service segment, both of which grew due to the year-over-year growth of our total book of business. This was offset by a decrease in ceding commission due to an increase in our premium retention, compared to the prior year.
Service and Fee Income
For the year ended December 31, 2024, service and fee income was $11.6 million, a decrease of $4.1 million, or 26%, compared to $15.7 million for the year ended December 31, 2023. The decrease was due primarily to a decrease in non-inspection policy fees from our HHIP segment.
Net Investment Income
For the year ended December 31, 2024, net investment income was $24.4 million, an increase of $1.3 million, or 6%, compared to $23.1 million for the year ended December 31, 2023. The increase was due primarily to an increase in yields and diversification. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Losses and Loss Adjustment Expenses
For the year ended December 31, 2024, loss and loss adjustment expenses were $209.0 million, an increase of $27.3 million, or 15%, compared to $181.7 million for the year ended December 31, 2023. The increase was due primarily to an increase in our total book of business and higher premium retention rates, as well as an increase in PCS catastrophic weather and other weather loss experience. This was partially offset by an improvement in our net loss ratio due to improved terms on our reinsurance treaties, and pricing and underwriting actions we have taken. For the year ended December 31, 2024, we recorded a net reserve release of $6.1 million related to prior accident years, compared with $2.0 million for the year ended December 31, 2023.

Insurance-Related Expenses
For the year ended December 31, 2024, insurance-related expenses were $88.8 million, an increase of $9.7 million, or 12%, compared to $79.1 million for the year ended December 31, 2023. The increase was due primarily to an increase in acquisition expenses, net of $12.9 million due to the growth of our business, partially offset by a decrease of $5.6 million in other insurance-related expenses.
Technology and Development Expenses
For the year ended December 31, 2024, technology and development expenses were $30.7 million, a decrease of $16.3 million, or 35%, compared to $47.0 million for the year ended December 31, 2023. The decrease was due primarily to a decrease in employee-related costs of $13.1 million, including a decrease in stock-based compensation of $6.5 million, driven by a decrease in headcount.
Sales and Marketing Expenses
For the year ended December 31, 2024, sales and marketing expenses were $51.2 million, a decrease of $28.9 million, or 36%, compared to $80.1 million for the year ended December 31, 2023. The decrease was due primarily to a decrease in employee-related expenses of $10.5 million, including a decrease in stock-based compensation of $5.2 million due to a decrease in headcount, a decrease in advertising costs of $7.0 million, a decrease due to the change in fair value of contingent consideration of $4.1 million, and a decrease in commission expense of $2.4 million.
General and Administrative Expenses
For the year ended December 31, 2024, general and administrative expenses were $70.7 million, a decrease of $8.9 million, or 11%, compared to $79.6 million for the year ended December 31, 2023. The decrease was due primarily to a decrease in stock-based compensation of $8.0 million, partially driven by a charge due to the repricing of options during the first quarter of 2023, and facilities costs of $3.3 million, partially offset by an increase in legal costs of $2.8 million.
Impairment and Restructuring Charges
For the year ended December 31, 2024, impairment and restructuring charges were $3.6 million, a decrease of $1.9 million, or 35%, compared to $5.5 million for the year ended December 31, 2023. The charges for the year ended December 31, 2024 consisted of $3.6 million which primarily related to the impairment of a lease right-of-use asset due to abandonment of leased office space. The charges for the year ended December 31, 2023 consisted of $2.6 million of severance and other personnel costs associated with the reduction in workforce and $2.9 million related to the impairment of a lease right-of-use asset due to abandonment of leased office space.
Gain on Sale of Business
For the year ended December 31, 2024 we recognized a gain on sale of $8.2 million related to our subsidiary, Mainsail, and a gain on sale of $46.1 million related to our sale of First Connect. There was no gain on sale of business for the year ended December 31, 2023.
Other Income, net
For the year ended December 31, 2024, other income was $0.1 million, a decrease of $0.7 million compared to $0.8 million for the year ended December 31, 2023. The decrease in other income was due primarily to changes in the fair market value on the delisted public and private placement warrants of $1.3 million, partially offset by a decrease in our share of losses from equity method investees of $0.7 million.
Income Taxes
For the year ended December 31, 2024, income tax expense was $1.2 million, an increase of $0.7 million, compared to $0.5 million for the year ended December 31, 2023. The increase was due primarily to an increase in current tax expense related to state income taxes and recognizing a deferred tax benefit related to foreign income taxes in the prior year.

Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of December 31, 2024, we had $232.8 million of cash and restricted cash and $373.3 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides secured borrowing capacity. Our borrowing capacity as of December 31, 2024, is $17.4 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Year Ended December 31,		Change
	2024	2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$47.5	$(92.4)	$139.9
Investing activities	$30.3	$57.6	$(27.3)
Financing activities	$(40.1)	$(14.6)	$(25.5)
Operating Activities
Cash provided in operating activities was $47.5 million for the year ended December 31, 2024, an increase of $139.9 million from cash used in operating activities of $92.4 million for the year ended December 31, 2023. The increase was due primarily to an increase in revenues as well as working capital changes that benefited cash due to higher premium retention and improved terms on our reinsurance treaties. Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities.
Investing Activities
Cash provided by investing activities was $30.3 million for the year ended December 31, 2024, due primarily to the maturities of investment securities and proceeds from the sale of business, partially offset by purchases of investment securities.
Cash provided by investing activities was $57.6 million for the year ended December 31, 2023, due primarily to proceeds from the maturities and sales of investments, partially offset by purchases of investments and the purchase of an office building.
Financing Activities
Cash used in financing activities was $40.1 million for the year ended December 31, 2024, primarily driven by cash paid for share repurchase, distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.

Cash used in financing activities was $14.6 million for the year ended December 31, 2023, due primarily to distributions to noncontrolling interests, taxes paid related to net share settlement of equity awards, and acquisitions of noncontrolling interests.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to unpaid loss and loss adjustment expense, purchase commitments, and lease payments. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2023, other than an increase in Unpaid Loss and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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
Significant Assumptions Employed in the Recording of the Loss and Loss Adjustment Expense Reserve
The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses as of December 31, 2024 are historical aggregate claim reporting and payment patterns, which is assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, wind and hail events, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, and social and economic patterns.
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

The following table summarizes gross and net reserves for unpaid loss and LAE as of December 31, (in millions):

	2024		2023
	Gross	Net	Gross	Net
Loss and loss adjustment reserves
IBNR	$227.3	$75.2	$217.2	$72.5
Case reserves	122.7	44.9	105.3	28.6
Total reserves	$350.0	$120.1	$322.5	$101.1
Sensitivity Analysis
The table below shows the impact on the loss and loss adjustment expense reserve based on reasonably likely changes to our held unpaid amounts after consideration of our proportional and non-proportional reinsurance as of December 31, 2024 (in millions).

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
Impact on:
Loss and loss adjustment expense reserves, net	$13.2	$(10.9)
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
As of December 31, 2024, we have U.S. federal and state NOL carryforwards of $707.5 million and $428.7 million, respectively. We have $166.0 million of Dual Consolidated Losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period so that federal NOLs generated in tax years after December 31, 2017 do not expire. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply. For additional information refer to Note 17, Income Taxes, to the audited consolidated financial statements.
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

Interest Rate Risk

    Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities, short-term investments, and cash and cash equivalents. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Management does not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates. In addition, if a 10% change in interest rates were to have immediately occurred on December 31, 2024, this change would not have a material effect on the fair value of our investments as of that date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIPPO HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hippo Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hippo Holdings Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 6, 2025

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hippo Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows of Hippo Holdings Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2023

San Francisco, California

March 2, 2023,

except for Note 22, as to which the date is

March 6, 2025

HIPPO HOLDINGS INC.
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31,
	2024	2023

Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $208.3 million and $164.6 million, respectively)	$205.7	$161.7
Short-term investments, at fair value (amortized cost: $167.6 million and $187.1 million, respectively)	167.6	187.1
Total investments	373.3	348.8
Cash and cash equivalents	197.6	142.1
Restricted cash	35.2	53.0
Accounts receivable, net of allowance of $0.6 million and $0.5 million, respectively	167.0	145.2
Reinsurance recoverable on paid and unpaid losses and LAE	285.3	281.3
Prepaid reinsurance premiums	274.2	335.6
Ceding commissions receivable	79.5	73.8
Capitalized internal use software	48.1	48.4
Intangible assets	17.0	27.3
Other assets	66.2	69.2
Total assets	$1,543.4	$1,524.7
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$350.0	$322.5
Unearned premiums	457.9	419.2
Reinsurance premiums payable	248.6	260.1
Provision for commission	34.3	24.7
Accrued expenses and other liabilities	87.4	113.5
Total liabilities	1,178.2	1,140.0
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.0001 par value per share; 80,000,000 and 80,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 24,866,803 and 24,148,308 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,639.7	1,615.2
Accumulated other comprehensive loss	(2.7)	(2.9)
Accumulated deficit	(1,274.9)	(1,234.4)
Total Hippo stockholders' equity	362.1	377.9
Noncontrolling interest	3.1	6.8
Total stockholders’ equity	365.2	384.7
Total liabilities and stockholders’ equity	$1,543.4	$1,524.7
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Net earned premium	$272.5	$107.5	$42.5
Commission income, net	63.6	63.4	54.3
Service and fee income	11.6	15.7	13.9
Net investment income	24.4	23.1	9.0
Total revenue	372.1	209.7	119.7
Expenses:
Losses and loss adjustment expenses	209.0	181.7	101.4
Insurance related expenses	88.8	79.1	59.9
Technology and development	30.7	47.0	57.5
Sales and marketing	51.2	80.1	101.8
General and administrative	70.7	79.6	71.5
Impairment and restructuring charges	3.6	5.5	55.3
Gain on sale of business	(54.4)	—	—
Other income, net	(0.1)	(0.8)	(2.5)
Total expenses	399.5	472.2	444.9
Loss before income taxes	(27.4)	(262.5)	(325.2)
Income taxes expense	1.2	0.5	1.3
Net loss	$(28.6)	$(263.0)	$(326.5)
Net income attributable to noncontrolling interests, net of tax	11.9	10.1	6.9
Net loss attributable to Hippo	$(40.5)	$(273.1)	$(333.4)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	0.2	4.1	(6.3)
Comprehensive loss attributable to Hippo	$(40.3)	$(269.0)	$(339.7)

Per share data:
Net loss attributable to Hippo – basic and diluted	$(40.5)	$(273.1)	$(333.4)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	24,699,913	23,578,922	22,747,101
Net loss per share attributable to Hippo - basic and diluted	$(1.64)	$(11.58)	$(14.66)
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements Stockholders’ Equity
(In millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2022	22,601,245	—	$1,488.3	$(0.7)	$(628.0)	$859.6	$2.1	$861.7
Net Loss	—	—	—	—	(333.4)	(333.4)	6.9	(326.5)
Other comprehensive loss	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Issuance of common stock from stock plans and contingently issuable shares	558,314	—	4.9	—	—	4.9	—	4.9
Issuance of common stock for earnout from acquisition	45,474	—	—	—	—	—	—	—
Repurchases of common stock	(3,599)	—	—	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(3.9)	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	68.7	—	—	68.7	—	68.7
Distributions to noncontrolling interests and other	—	—	—	—	0.3	0.3	(5.4)	(5.1)
Balance at December 31, 2022	23,201,434	—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net Loss	—	—	—	—	(273.1)	(273.1)	10.1	(263.0)
Other comprehensive loss	—	—	—	4.1	—	4.1	—	4.1
Issuance of common stock from stock plans and contingently issuable shares	1,047,668	—	3.3	—	—	3.3	—	3.3
Repurchases of common stock	(100,794)	—	(1.8)	—	—	(1.8)	—	(1.8)
Shares withheld related to net share settlement	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Stock-based compensation expense	—	—	63.1	—	—	63.1	—	63.1
Acquisitions of noncontrolling interests	—	—	(2.7)	—	—	(2.7)	(0.5)	(3.2)
Distributions to noncontrolling interests and other	—	—	—	—	(0.2)	(0.2)	(6.4)	(6.6)
Balance at December 31, 2023	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net Loss	—	—	—	—	(40.5)	(40.5)	11.9	(28.6)
Other comprehensive income	—	—	—	0.2	—	0.2	—	0.2
Issuance of common stock from stock plans and contingently issuable shares	1,675,737	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(957,242)	—	(15.6)	—	—	(15.6)	—	(15.6)
Shares withheld related to net share settlement	—	—	(9.9)	—	—	(9.9)	—	(9.9)
Stock-based compensation expense	—	—	42.8	—	—	42.8	—	42.8
Acquisitions of noncontrolling interests	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15.5)	(15.5)
Balance at December 31, 2024	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(28.6)	$(263.0)	$(326.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23.2	19.8	15.2
Stock–based compensation expense	38.2	57.5	61.9
Fair value adjustments	1.7	4.5	0.1
Impairment and restructuring charges	3.3	2.9	53.5
Gain on sale of business	(54.4)	—	—
Other non-cash items	(6.2)	(7.4)	(3.0)
Changes in assets and liabilities:
Accounts receivable, net	(21.9)	(38.0)	(50.9)
Reinsurance recoverable on paid and unpaid losses and LAE	(4.0)	5.0	(19.4)
Ceding commissions receivable	(5.7)	(28.0)	(4.2)
Prepaid reinsurance premiums	61.4	(25.7)	(78.3)
Other assets	(6.4)	6.2	8.9
Provision for commission	9.7	19.7	(7.3)
Accrued expenses and other liabilities	(17.5)	(5.5)	19.6
Loss and loss adjustment expense reserves	27.5	28.7	33.0
Unearned premiums	38.7	77.9	88.2
Reinsurance premiums payable	(11.5)	53.0	47.7
Net cash provided by (used in) operating activities	47.5	(92.4)	(161.5)
Cash flows from investing activities:
Capitalized internal use software costs	(11.7)	(17.1)	(14.8)
Assets disposed from sale of business	5.8	—	—
Purchases of property and equipment	(0.3)	(29.6)	(4.9)
Purchases of fixed maturities	(97.7)	(55.3)	(88.8)
Maturities of fixed maturities	49.1	15.6	10.2
Sales of fixed maturities	1.4	3.2	6.5
Purchases of short-term investments	(270.1)	(354.3)	(704.2)
Maturities of short-term investments	286.2	471.6	391.4
Sales of short-term investments	0.2	26.7	0.7
Proceeds from sale of business, net of cash disposed	67.2	—	—
Other	0.2	(3.2)	(2.0)
Net cash provided by (used in) investing activities	30.3	57.6	(405.9)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(9.9)	(4.7)	(3.9)
Proceeds from issuance of common stock	6.7	2.8	4.1
Share repurchases under program	(15.6)	(1.8)	—
Payments of contingent consideration	(0.9)	(1.3)	(1.7)
Acquisitions of noncontrolling interests	(0.2)	(3.2)	—
Distributions to noncontrolling interests and other	(20.2)	(6.4)	(5.3)
Net cash used in financing activities	(40.1)	(14.6)	(6.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	37.7	(49.4)	(574.2)
Cash, cash equivalents, and restricted cash at the beginning of the period	195.1	244.5	818.7
Cash, cash equivalents, and restricted cash at the end of the period	$232.8	$195.1	$244.5
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
In August 2021, Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”), and Reinvent Technology Partners Z, a Cayman Islands exempted company and special purpose acquisition company (“RTPZ”), completed a merger and other transactions pursuant to which a subsidiary of RTPZ was merged with and into Old Hippo and Old Hippo survived as a wholly owned subsidiary of RTPZ (collectively, the “Business Combination”). In connection with the Business Combination, RTPZ changed its name to Hippo Holdings Inc., referred to herein as “Hippo” or the “Company.” The Company’s headquarters are located in Palo Alto, California.
The Company’s subsidiary, Hippo Analytics Inc., is a licensed insurance agency that provides various insurance services, including some or all of the following services for affiliated and non-affiliated insurance carriers: soliciting, marketing, servicing, underwriting, or providing claims processing services for a variety of personal and commercial insurance products. The Company’s insurance company subsidiaries, Spinnaker Insurance Company (“Spinnaker”), an Illinois domiciled insurance company, Spinnaker Specialty Insurance Company (“SSIC”), a Texas domiciled authorized surplus lines insurance company, and Wingsail Insurance Company (“WIC”), an Arizona domiciled insurance company, underwrite personal and commercial insurance products on a direct basis through licensed insurance agents and surplus lines brokers. The Company also owns RH Solutions Insurance (Cayman) Ltd. (“RHS”), a Cayman domiciled captive insurance company, which assumes insurance risk of policies from affiliated and non-affiliated insurance carriers, a majority of which is for business written through Hippo Analytics Inc. Through Spinnaker or RHS, the Company also retains a portion of the proportional direct insurance risk for programs underwritten by third parties. Hippo Analytics Inc. offers its insurance products through licensed insurance agents, and direct-to-consumer channels. The insurance products offered through Hippo Analytics Inc. primarily include homeowners’ insurance policies that protect customers from the risks of fire, wind, and theft. Hippo Analytics Inc. is licensed as an insurance agency in 50 states and the District of Columbia. The Company’s other non-insurance subsidiaries offer service contracts, home health check-ups, and home care advice.
Basis of Presentation and Consolidation
The consolidated financial statements and accompanying notes of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries where it has controlling financial interests, and any variable interest entities for which the Company is deemed to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
The Company did not identify any available-for-sale securities as of December 31, 2024 which presented a risk of loss due to credit deterioration of the security.
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
Write-offs of receivables have not been material to the Company during the years ended December 31, 2024, 2023 and 2022.
Reinsurance
Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”), represent paid losses and LAE and reserves for unpaid losses and LAE ceded to reinsurers that are subject to reimbursement under reinsurance treaties. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Historically, the Company has not experienced any credit losses from reinsurance recoverables as of December 31, 2024 and 2023 respectively. The Company evaluates its reinsurance recoverables on a quarterly basis for risk of loss due to credit deterioration,

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
including evaluating historical collection trends, reinsurer credit ratings, and other economic factors that may affect collectability of its reinsurance receivables due to credit deterioration To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no material allowance for uncollectible reinsurance recoverable.
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
Premium Deficiency
A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company considers anticipated investment income when determining if a premium deficiency exists. The Company did not recognize a premium deficiency at December 31, 2024, 2023, and 2022.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and is reflected within other assets on the consolidated balance sheets. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of thirty-nine years for buildings, five years for furniture, fixtures, and equipment, and three years for computer equipment. Leasehold improvements are also depreciated using the straight-line method and are amortized over the shorter of the remaining term of the lease or the useful life of the improvement. Depreciation expense totaled $2.0 million, $2.3 million and $0.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
Indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more frequently if necessary. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the asset’s carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no material impairment losses recognized on indefinite-lived intangible assets during the years ended December 31, 2024 and 2023. Refer to Note 5 for impairment charges related to goodwill recorded during the year ended December 31, 2022.
The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value of such asset may not be recoverable. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairment losses recognized on long-lived assets during the years ended December 31, 2024 and 2023.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Commission Income, net
Commission income, net includes:
1.Agency Commission: The Company also operates licensed insurance agencies that are engaged solely in the sale of policies, including non-Hippo policies. For these policies, the Company earns a recurring agency commission from the carriers whose policies the Company sells, which is recorded in the commission income, net line in the consolidated statements of operations and comprehensive loss. Similar to the MGA businesses, the performance obligation from the agency contracts is placement of the insurance policies. For both MGA and insurance agency activities, the Company recognizes commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates.
2.Ceding Commission: The Company receives commission based on the premium it cedes to third-party reinsurers for the reimbursement for the Company’s acquisition and underwriting services. Excess ceding commission over the cost of acquisition is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss. For the policies that the Company writes on its own carrier as MGA, the Company recognizes this commission as ceding commission on the consolidated statements of operations and comprehensive loss. The Company earns commission on ceded reinsurance premium in a manner consistent with the recognition of the earned premium on the underlying

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
insurance policies, on a pro-rata basis over the terms of the policies reinsured. The Company records the portion of ceding commission income which represents reimbursement of successful direct acquisition costs related to the underlying policies as an offset to the applicable direct acquisition costs.
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
3.Claim Processing Fees: As an MGA the Company receives a fee that is calculated as a percent of the premium, from the insurers in exchange for providing claims adjudication services. The claims adjudication services are provided over the term of the policy and recognized ratably over the same period. This revenue is included in the commission income, net line on the Company’s consolidated statements of operations and comprehensive loss.
4.Managing General Agent (“MGA”) Commission: The Company operates as an MGA for multiple insurers. The Company designs and underwrites insurance products on behalf of the insurers culminating in the sale of insurance policies. The Company earns recurring commission and policy fees associated with the policies they sell. The Company has underwriting authority and responsibility for administering claims, (see Claim Processing Fees below) and works with affiliated and unaffiliated carrier platforms who pay the Company a commission in exchange for the opportunity to take that risk on their balance sheets. The Company’s performance obligation associated with these contracts is the placement of the policy, which is met on the effective date. Upon issuance of a new policy, the Company charges policy fees and inspection fees (see Service and Fee Income below), retains its share of commission, and remits the balance to the respective insurers. Subsequent commission adjustments arising from policy changes such as endorsements are recognized in the period when the adjustments occur. Cash received in advance of policy effective dates is recorded on the consolidated balance sheets, representing the Company’s portion of commission and premium due to insurers and reinsurers, and hold this cash in trust for the benefit of the insurers and reinsurers as fiduciary liabilities.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Disaggregated Revenue
The following table disaggregates the Company’s revenues by major source (in millions):

	Year Ended December 31,
	2024	2023	2022
Net earned premium	$272.5	$107.5	$42.5
Agency commissions, net	32.6	23.8	16.7
Ceding commissions, net	30.7	38.9	37.6
Service and fee income	10.6	12.0	11.1
MGA commissions, net	—	0.1	—
Claims processing fees	0.3	0.6	—
Other revenue	1.0	3.7	2.8
Net investment income	24.4	23.1	9.0
Total revenue, net	$372.1	$209.7	$119.7
Materially all revenues for the years ended December 31, 2024, 2023 and 2022 are from business conducted in the United States.
Insurance-Related Expenses
Insurance related expenses primarily consist of amortization of direct acquisition commission costs and premium taxes incurred on the successful acquisition of business written on a direct basis and credit card processing fees not charged to the Company’s customers. Insurance related expenses also include employee compensation (including stock-based compensation and benefits) of the Company’s underwriting teams, amortization of capitalized internal use software, as well as allocated occupancy costs and related overhead based on headcount. Insurance related expenses are offset by a portion of ceding commission income, which represents reimbursement of successful acquisition costs related to the underlying policies. Additionally, insurance related expenses include the costs of providing bound policies and delivering claims services to the Company’s customers. These costs include underwriting technology service costs including software, data services used for performing underwriting, and third-party call center costs in addition to personnel-related costs.
Technology and Development
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development also includes allocated facility costs and related overhead based on headcount.
Sales and Marketing
Sales and marketing expenses primarily consist of sales commissions, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. The Company expenses advertising costs as incurred. Sales and marketing also include allocated facility costs and related overhead based on headcount. Advertising costs were $3.3 million, $10.2 million and $26.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
General and Administrative
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s finance, human resources, legal, and general management functions as well as facilities, insurance, and professional services.
Impairment and Restructuring Charges
Impairment and restructuring charges consists of goodwill impairment as well as severance and other personnel costs associated with exit and disposal activities as well as reductions in workforce. The Company reviews goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicate that an impairment may exist. If the carrying value of the reporting unit exceeds its fair value, the fair value of the reporting unit’s goodwill is calculated and an impairment loss equal to the excess is recorded.
Other (Income) Expense
Other (income) expense primarily consists of certain fair value adjustments and other non-operating income expenses.
Gain on Sale of Business
Gain on sale of a business consists of the gain on sale of subsidiaries, Mainsail and First Connect.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The adoption of this accounting standard in the fourth quarter of fiscal 2024 did not have a significant impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$24.8	$—	$(0.2)	$24.6
States and other territories	11.2	—	(0.3)	10.9
Corporate securities	131.8	0.8	(1.1)	131.5
Residential mortgage-backed securities	21.5	—	(1.5)	20.0
Commercial mortgage-backed securities	7.2	0.1	(0.4)	6.9
Asset backed securities	11.8	—	—	11.8
Total fixed maturities available-for-sale	$208.3	$0.9	$(3.5)	$205.7
Short-term investments:
U.S. government and agencies	118.5		—	118.5
Commercial paper	17.5	—	—	17.5
Corporate securities	31.6	—	—	31.6
Total short-term investments	167.6	—	—	167.6
Total	$375.9	$0.9	$(3.5)	$373.3

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$18.6	$—	$(0.2)	$18.4
States and other territories	9.3	—	(0.4)	8.9
Corporate securities	91.3	1.1	(1.3)	91.1
Foreign securities	0.9	—	—	0.9
Residential mortgage-backed securities	20.7	0.1	(1.3)	19.5
Commercial mortgage-backed securities	7.7	—	(0.6)	7.1
Asset backed securities	16.1	—	(0.3)	15.8
Total fixed maturities available-for-sale	$164.6	$1.2	$(4.1)	$161.7
Short-term investments:
U.S. government and agencies	$137.7	$—	$—	$137.7
Commercial paper	34.5	—	—	34.5
Corporate securities	14.9	—	—	14.9
Total short-term investments	187.1	—	—	187.1
Total	$351.7	$1.2	$(4.1)	$348.8
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities, grouped by duration of time in a continuous unrealized loss position as of December 31, 2024 and December 31, 2023 (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$14.5	$(0.1)	$1.9	$(0.1)	$16.4	$(0.2)
States and other territories	5.0	(0.1)	5.5	(0.2)	10.5	(0.3)
Corporate securities	55.2	(0.5)	25.4	(0.6)	80.6	(1.1)
Residential mortgage-backed securities	7.4	(0.1)	10.1	(1.4)	17.5	(1.5)
Commercial mortgage-backed securities	0.4	—	4.1	(0.4)	4.5	(0.4)
Asset backed securities	—	—	4.1	—	4.1	—
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	6.3	—	—	—	6.3	—
Corporate securities	7.4	—	—	—	7.4	—
Total	$96.2	$(0.8)	$51.1	$(2.7)	$147.3	$(3.5)

	December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$4.3	$—	$10.5	$(0.2)	$14.8	$(0.2)
States and other territories	1.5	—	7.4	(0.4)	8.9	(0.4)
Corporate securities	5.7	—	37.4	(1.3)	43.1	(1.3)
Foreign securities	—	—	0.9	—	0.9	—
Residential mortgage-backed securities	—	—	11.6	(1.3)	11.6	(1.3)
Commercial mortgage-backed securities	0.4	—	5.8	(0.6)	6.2	(0.6)
Asset backed securities	1.6	—	8.2	(0.3)	9.8	(0.3)
Short-term investments:
U.S. government and agencies	137.7	—	—	—	137.7	—
Commercial paper	34.5	—	—	—	34.5	—
Corporate securities	$14.9	$—	$—	$—	$14.9	$—
Total	$200.6	$—	$81.8	$(4.1)	$282.4	$(4.1)
The Company has determined that unrealized losses as of December 31, 2024 and December 31, 2023 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	December 31, 2024
	Amortized Cost	Fair Value
Due to mature:
One year or less	$35.0	$34.9
After one year through five years	103.0	102.2
After five years	28.5	28.7
After ten years	1.3	1.2
Residential mortgage-backed securities	21.5	20.0
Commercial mortgage-backed securities	7.2	6.9
Asset backed securities	11.8	11.8
Total fixed maturities available-for-sale	$208.3	$205.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains on fixed maturity securities were insignificant for the years ended December 31, 2024 and 2023, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest on cash and cash equivalents	$9.9	$7.3	$2.4
Fixed maturities income	7.0	5.9	2.9
Short-term investment income	8.0	10.4	3.9
Total investment income	24.9	23.6	9.2
Investment expenses	(0.5)	(0.5)	(0.2)
Net investment income	$24.4	$23.1	$9.0

Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents or fixed maturities available-for-sale on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.2 million and $12.9 million as of December 31, 2024 and 2023, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	December 31
	2024	2023
Cash and cash equivalents:
Cash	$99.6	$54.3
Money market funds	94.4	77.8
Commercial paper	2.8	10.0
U.S. government and agencies	0.8	—
Total cash and cash equivalents	197.6	142.1

Restricted cash:
Fiduciary assets	25.0	32.5
Letters of credit and cash on deposit	10.2	20.5
Total restricted cash	35.2	53.0
Total cash, cash equivalents, and restricted cash	$232.8	$195.1
4. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$232.8	$—	$—	$232.8
Fixed maturities available-for-sale:
U.S. government and agencies	24.6	—	—	24.6
States and other territories		10.9	—	10.9
Corporate securities	—	131.5	—	131.5
Foreign securities	—	—	—	—
Residential mortgage-backed securities	—	20.0	—	20.0
Commercial mortgage-backed securities	—	6.9	—	6.9
Asset backed securities	—	11.8	—	11.8
Total fixed maturities available-for-sale	24.6	181.1	—	205.7
Short-term investments
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	—	17.5	—	17.5
Corporate securities	—	31.6	—	31.6
Total short-term investments	118.5	49.1	—	167.6
Total financial assets	$375.9	$230.2	$—	$606.1

Financial liabilities:
Contingent consideration liability	$—	$—	$11.7	$11.7
Total financial liabilities	$—	$—	$11.7	$11.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$195.1	$—	$—	$195.1
Fixed maturities available-for-sale:
U.S. government and agencies	18.4	—	—	18.4
States and other territories	—	8.9	—	8.9
Corporate securities	—	91.1	—	91.1
Foreign securities	—	0.9	—	0.9
Residential mortgage-backed securities	—	19.5	—	19.5
Commercial mortgage-backed securities	—	7.1	—	7.1
Asset backed securities	—	15.8	—	15.8
Total fixed maturities available-for-sale	18.4	143.3	—	161.7
Short-term investments
U.S. government and agencies	137.7	—	—	137.7
Commercial paper	—	34.5	—	34.5
Corporate securities	—	14.9	—	14.9
Total short-term investments	137.7	49.4	—	187.1
Total financial assets	$351.2	$192.7	$—	$543.9

Financial liabilities:
Contingent consideration liability	$—	$—	$13.6	$13.6
Public warrants	0.1	—	—	0.1
Private placement warrants	—	0.1	—	0.1
Total financial liabilities	$0.1	$0.1	$13.6	$13.8
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. Other than the public warrants transferring from level 1 to level 2 upon delisting, there were no other transfers between levels in the fair value hierarchy during the years ended December 31, 2024 and December 31, 2023.
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

	2024	2023
Balance as of January 1,	$13.6	$11.9
Payments of contingent consideration	(3.8)	(4.3)
Changes in fair value	1.9	6.0
Balance as of December 31,	$11.7	$13.6

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
The following table presents the changes in the fair value of the warrant liability (Public Warrants and Private Placement Warrants) (in millions):

	2024	2023
Balance as of January 1,	$0.2	$0.3
Changes in fair value	(0.2)	(0.1)
December 31,	$—	$0.2
5. Goodwill
The following table represents the changes in goodwill (in millions):

Balance at January 1, 2022	$53.5
Impairment charges	(53.5)
Balance at December 31, 2022	$—
Impairment charges	—
Balance at December 31, 2023	—
Impairment charges	—
Balance at December 31, 2024	$—
The Company historically reviewed goodwill for impairment annually on October 1 and more frequently if events or changes in circumstances indicated that an impairment may exist (“a triggering event”). During the third quarter of 2022, management identified quantitative and qualitative factors that indicated a triggering event, mainly due to the sustained decrease in stock price and continued deterioration of general macroeconomic conditions. The Company performed a valuation at the reporting unit level using an income-based approach. These forecasts and assumptions are highly subjective. Given the results of the Company’s quantitative assessment, the Company determined that all the reporting units’ goodwill was impaired and the Company recorded impairment charges of $53.5 million, which are included in impairment and restructuring charges in the accompanying consolidated statements of operations and comprehensive loss. There is no goodwill as of December 31, 2024 and 2023.

6. Intangible Assets

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

		December 31,
		2024			2023
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	3.7	$3.4	$(1.8)	$1.6	$13.5	$(5.1)	$8.4
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	5.2	18.5	(13.8)	4.7	18.5	(10.9)	7.6
Other	0.8	0.8	(0.6)	0.2	1.7	(0.9)	0.8
Total intangible assets, net		$33.2	$(16.2)	$17.0	$44.2	$(16.9)	$27.3
Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $4.6 million, $4.4 million and $5.3 million, respectively. The amortization expense is included in technology and development expenses for developed technology, sales and marketing expenses for customer relationships, agency relationships, carrier relationships and other.
As of December 31, 2024, the projected annual amortization expense for the Company’s intangible assets for the next five years is as follows (in millions):

Years Ending December 31,
2025	1.9
2026	1.1
2027	1.1
2028	1.0
2029	0.7
Thereafter	0.7
Total	$6.5
7. Capitalized Internal Use Software

	December 31,
	2024	2023
	(in millions)
Capitalized internal use software	$95.0	$79.1
Less: accumulated amortization	(46.9)	(30.7)
Total capitalized internal use software	$48.1	$48.4
Amortization expense related to capitalized internal use software for the years ended December 31, 2024, 2023 and 2022 was $16.6 million, $13.1 million and $9.0 million, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
8. Other Assets

	December 31,
	2024	2023
	(in millions)
Property and equipment	$33.0	$34.9
Prepaid expenses	6.6	11.3
Claims receivable	0.8	5.6
Lease right-of-use assets	4.7	10.6
Deferred policy acquisition costs, net (1)	11.6	—
Other	9.5	6.8
Total other assets	$66.2	$69.2
(1) Ceding fees in excess of deferred policy acquisition costs were included in deferred revenue in 2023.
On April 18, 2023, the Company closed on the purchase of an office building, which included certain real property, improvements, and personal property, located at 701 E. 5th Street, Austin, Texas 78701. The Company capitalized $30.5 million to building and land related to the purchase. The building is used as office space for employees of the Company and affiliated companies. Prior to the purchase, the Company was leasing a portion of the building and had recorded a lease right-of use asset and lease liability. After the purchase, the Company reclassified the right-of-use asset and adjusted the carrying value by the difference between the purchase price and the lease liability immediately before the purchase. The Company depreciates the building, excluding the land, over its estimated useful life of 39 years.
Policy acquisition costs deferred, net during the year ended December 31, 2024 was $37.4 million. For the year ended December 31, 2023, ceding commission and fronting fees exceeded policy acquisition costs deferred. The Company amortized deferred policy acquisition costs of $45.2 million, $32.3 million and $17.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
9. Accrued Expenses and Other Liabilities

	December 31,
	2024	2023
	(in millions)
Claim payments outstanding	$19.3	$26.3
Lease liability	10.0	14.8
Advances from customers	8.0	9.8
Deferred revenue	—	3.8
Employee related accruals	5.8	7.3
Premium refund liability	11.8	12.2
Fiduciary liability	1.8	6.0
Contingent consideration liability	11.7	13.6
Other	19.0	19.7
Total accrued expenses and other liabilities	$87.4	$113.5

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
10. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows for the years ended December 31, (in millions):

	2024	2023	2022

Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$322.5	$293.8	$260.8
Reinsurance recoverables on unpaid losses and LAE	(221.4)	(228.8)	(216.8)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	101.1	65.0	44.0
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	215.1	183.7	113.2
Prior years	(6.1)	(2.0)	(11.8)
Total incurred	209.0	181.7	101.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	143.2	127.5	56.7
Prior year	46.8	18.1	23.7
Total paid	190.0	145.6	80.4

Reserve for losses and LAE, net of reinsurance recoverables at end of period	120.1	101.1	65.0
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	229.9	221.4	228.8
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$350.0	$322.5	$293.8
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $6.1 million, $2.0 million, $11.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. The prior period development in 2024 of $6.1 million was driven primarily by favorable net loss development relating to the 2023 and prior accident years, resulting in a net release of $2.9 million from attritional reserves and $3.2 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends. The prior period development in 2023 of $2.0 million was driven primarily by favorable net loss development relating to the 2022 accident year and prior years, resulting in a net release of $2.1 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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
The following tables present information about incurred and paid loss development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency and the total of IBNR reserves. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and does not include claims that do not result in indemnification of loss. The Company presents incurred and paid claims development consistent with its GAAP reportable segments (Refer to Note 22, Segments). The information about incurred and paid claims development for the years ended prior to December 31, 2024 is presented as unaudited supplementary information.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
In addition, the following tables show incurred loss and LAE by accident year in aggregate (in millions, except for number of claims):
Insurance-as-a-Service Incurred Loss and LAE, Net of Reinsurance

						December 31, 2024
	2020*	2021*	2022*	2023*	2024	IBNR	Cumulative Number of Reported Claims
Accident Year
2020	7.6	7.4	9.3	8.9	8.8	—	16,652
2021		6.9	3.8	3.5	2.8	(0.1)	16,691
2022			13.7	12.4	12.5	0.6	23,414
2023				15.4	13.7	1.7	29,280
2024					25.4	11.4	29,161
Total incurred Loss and Loss Adjustment Expenses, net					$63.2	$13.6	115,198
* Presented as unaudited required supplementary information
Insurance-as-a-Service Cumulative Paid Loss and LAE, Net of Reinsurance

	2020*	2021*	2022*	2023*	2024
Accident Year
2020	4.6	8.0	8.4	8.6	8.7
2021		0.4	2.8	3.1	2.9
2022			5.0	10.7	11.4
2023				7.9	11.4
2024					9.9
Total paid losses and LAE, net					$44.3
Total unpaid loss and LAE reserves, net					19.0
Unpaid loss and LAE reserves for years prior to 2019, net					$—
Ceded unpaid loss and LAE					$200.6
Gross unpaid loss and LAE					$219.6
* Presented as unaudited required supplementary information
Insurance-as-a-Service Average Annual Percentage Payout of Incurred Loss By Age, Net of Reinsurance (Unaudited Supplementary Information)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2024:

Years	1	2	3	4	5
Property and Casualty	48%	39%	3%	5%	3%

Hippo Home Insurance Program Incurred Loss and LAE, Net of Reinsurance

December 31,						December 31, 2024
	2020*	2021*	2022*	2023*	2024	IBNR	Cumulative Number of Reported Claims
Accident Year
2020	20.9	20.7	20.6	20.7	20.6	0.2	13,560
2021		69.9	59.7	58.2	57.5	2.1	24,483
2022			80.6	81.3	82.6	29.9	24,198
2023				153.2	149.4	1.2	22,744
2024					175.5	28.4	12,036
Total incurred Loss and Loss Adjustment Expenses, net					$485.6	$61.8	97,021
* Presented as unaudited required supplementary information
Hippo Home Insurance Program Cumulative Paid Loss and LAE, Net of Reinsurance

	2020*	2021*	2022*	2023*	2024
Accident Year
2020	12.5	18.8	20.1	20.2	20.2
2021		34.9	53.0	54.3	54.7
2022			33.3	43.5	45.4
2023				104.7	145.3
2024					118.9
Total paid losses and LAE, net					$384.5
Total unpaid loss and LAE reserves, net					101.1
Ceded unpaid loss and LAE					$29.3
Gross unpaid loss and LAE					$130.4
* Presented as unaudited required supplementary information

Hippo Home Insurance Program Average Annual Percentage Payout of Incurred Loss By Age, Net of Reinsurance (Unaudited Supplementary Information)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The following table presents the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2024:

Years	1	2	3	4	5
Property and Casualty	57%	25%	(1)%	15%	—%

The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows (in millions):

	2024 Current Accident Year		2023 Current Accident Year		2022 Current Accident Year
	Incurred	Paid	Incurred	Paid	Incurred	Paid
Development table
Insurance-as-a-Service	25.1	9.9	15.4	7.9	13.7	5.0
Hippo Home Insurance Program	175.2	118.9	153.2	104.7	80.6	33.3
Unallocated loss adjustment expense
Insurance-as-a-Service	2.3	2.3	0.9	0.9	—	—
Hippo Home Insurance Program	11.9	11.9	14.1	14.1	18.9	18.9
Other	0.6	0.2	0.1	(0.1)	—	(0.5)
Rollforward table	$215.1	$143.2	$183.7	$127.5	$113.2	$56.7

Reconciliation of Reinsurance Recoverables

As of December 31, 2024
Net outstanding liabilities from development tables
Insurance-as-a-Service	$19.0
Hippo Home Insurance Program	101.1
Reserve for losses and LAE, net of reinsurance recoverables at end of period	120.1

Recoverables
Insurance-as-a-Service	200.6
Hippo Home Insurance Program	29.3
Reinsurance recoverables on unpaid losses and LAE at end of period	229.9

Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$350.0
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
Proportional Reinsurance Treaties — Hippo Home Insurance Program
In 2024, the Company started transitioning from proportional reinsurance to a more traditional excess of loss (“XOL”) reinsurance structure, retaining nearly all the attritional risk and related premium, and purchasing XOL reinsurance to protect against major catastrophic weather events.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Other Reinsurance
Spinnaker purchases reinsurance for programs written by MGAs other than Hippo through its Insurance-as-a-Service business. The reinsurance treaties are a mix of proportional and XOL in which generally 75% to 100% of the risk, up to at least the 1 in 250 year return period, is ceded. The reinsurance contracts are subject to variable commission adjustments and loss participation features, including loss caps, which may increase the amount of losses retained by the Company in excess of the Company’s pro-rata participation. Such provisions are recognized in the period based on the experience to date under the agreement.
Spinnaker purchases a corporate catastrophe XOL program that attaches above the individual programmatic reinsurance programs protecting the property business written by Hippo as well as the other MGAs. This treaty has a floating retention and attaches at the exhaustion point of the underlying programs’ specific reinsurance. The catastrophe bond, and the FHCF, described below, inures to the benefit of this contract. This program provides the Company protection from catastrophes that could impact a large number of correlated insurance policies underwritten by the Company and its other MGAs. The Company buys this XOL so that the probability of losses from a single occurrence across the property portfolio exceeding the protection purchased is no more than 0.4%, or equivalent to a 1 in 250-year return period. This reinsurance protects the Company from all but the most severe catastrophic events.
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
With all reinsurance programs, the Company’s wholly owned insurance carriers are not relieved of their primary obligations to policyholders in the event of a default or the insolvency of its reinsurers. As a result, a credit exposure exists to the extent that any reinsurer fails to meet its obligations assumed in the reinsurance agreements. To mitigate this exposure to reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds substantial collateral (in the form of funds withheld, qualified trusts, and letters of credit) as security under the reinsurance agreements. No allowance has been recorded in the years ended

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2024 and 2023 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.
The following table reflects amounts affecting the consolidated statements of operations and comprehensive loss for ceded reinsurance (in millions):

	For the Year Ended December 31,
	2024			2023			2022
	Written Premiums	Earned Premiums	Loss and LAE Incurred	Written Premiums	Earned Premiums	Loss and LAE Incurred	Written Premiums	Earned Premiums	Loss and LAE Incurred
Direct	$881.8	$840.7	$441.4	$834.6	$760.5	$531.8	$628.3	$541.1	$409.6
Assumed	10.6	13.0	8.9	12.7	8.8	11.7	1.6	0.4	0.1
Gross	892.4	853.7	450.3	847.3	769.3	543.5	629.9	541.5	409.7
Ceded	(519.8)	(581.2)	(241.3)	(687.7)	(661.8)	(361.8)	(580.3)	(499.0)	(308.3)
Net	$372.6	$272.5	$209.0	$159.6	$107.5	$181.7	$49.6	$42.5	$101.4

As of December 31, 2024 and December 31, 2023, a provision for sliding scale commissions of $34.2 million and $23.8 million, respectively, is included in provision for commission on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, a receivable for sliding scale commissions of $3.6 million and $5.8 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of December 31, 2024 and December 31, 2023, a provision for loss participation features of $41.6 million and $112.8 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets.
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balance is presented in the table below (in millions).

	December 31,
	2024	2023
Reinsurance recoverable on paid loss	$55.4	$59.9
Ceded unpaid loss and LAE	229.9	221.4
Total reinsurance recoverable	$285.3	$281.3
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

		December 31,
AM Best Rating	Reinsurer	2024	2023
A+	Munich Reinsurance America, Inc.	$104.4	$60.0
A+	Everest Reinsurance Company	41.2	41.6
A+	Allianz Reinsurance America, Inc.	39.1	7.4
A+	Hannover Rück SE	33.9	56.9
A+	MS Amlin AG	21.6	—
A+	Canopius US Insurance, Inc.	16.6	0.4
A+	Mitsui Sumitomo Insurance Company of America	15.9	2.8
		$272.7	$169.1
	Other reinsurers	151.4	202.4
		$424.1	$371.5
12. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Year Ended December 31,
	2024		2023		2022
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
California	$201.1	22.5%	$156.7	18.5%	$116.3	18.5%
Texas	128.1	14.4%	151.6	17.9%	155.6	24.7%
Florida	115.1	12.9%	111.5	13.2%	55.4	8.8%
Illinois	27.7	3.1%	25.9	3.1%	22.7	3.6%
Georgia	24.5	2.7%	37.7	4.4%	29.3	4.7%
South Carolina	24.8	2.8%	17.3	2.0%	10.2	1.6%
New York	34.0	3.8%	19.9	2.3%	10.7	1.7%
Colorado	18.8	2.1%	23.4	2.8%	19.3	3.1%
New Jersey	18.2	2.0%	17.2	2.0%	14.0	2.2%
Ohio	16.4	1.8%	15.2	1.8%	13.8	2.2%
Other	283.7	31.9%	270.9	32.0%	182.6	29.0%
Total	$892.4	100%	$847.3	100%	$629.9	100%
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
On September 9, 2024, the Company received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the Company’s warrants (the “Warrants”) are no longer suitable for listing based on “abnormally low selling price” levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and that the NYSE

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Regulation has determined to delist the Warrants. As such, the Public Warrants were determined to have no value as of December 31, 2024.

All of the Public and Private Placement Warrants were outstanding as of December 31, 2024 and 2023.
Prior to the September 2024 delisting, every 25 Warrants are presently exercisable for one share of the Company’s common stock at an exercise price per share of $287.50.
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
14. Commitments and Contingencies
Purchase Commitments
As of December 31, 2024, the Company has total minimum purchase commitments, which must be made during the next three years, of $3.6 million.
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
The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicate that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the Company’s liquidity, results of operations, business, or financial condition
On November 19, 2021, the Company and Assaf Wand were named in a civil action in San Francisco Superior Court brought by Eyal Navon. On February 16, 2024, Innovius filed an amended cross-complaint naming Mr. Navon, Hippo, and Mr. Wand as cross-defendants. The suits against the Company have been settled with no amounts paid by the Company to Innovious or Mr. Navon.
15. Leases
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027, some of which include options to extend the leases for up to 5 years. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain. For the

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
years ended December 31, 2024 and December 31, 2023, the Company recognized $3.0 million and $2.9 million of ROU asset impairments associated with the Company’s abandonment of leased space used in the Company’s business operations, respectively. The Company recognized operating lease expenses of $3.2 million, $6.1 million and $5.2 million for the year’s ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2024 and 2023 were:

	December 31,
	2024	2023
Weighted average remaining lease term	2.14	2.88
Weighted average discount rate	4.2%	4.3%
Maturities of operating lease liabilities by fiscal year as of December 31, 2024 are (in millions):

Year Ending December 31,
2025	5.1
2026	4.1
2027	1.2
2028	—
Thereafter	—
Total undiscounted lease payments	$10.4
Less: Imputed interest	(0.4)
Present value of lease payments	$10.0
Supplemental cash flow information about the Company’s operating leases (in millions):

	For the Year Ended December 31,
	2024	2023	2022

Cash paid for operating lease liabilities	$5.7	$5.7	$4.4
Right-of-use assets obtained in exchange for new operating liabilities	0.7	—	15.0

16. Stockholders’ Equity
Common Stock
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbols “HIPO”. Pursuant to Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The holders of the common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors. No dividends have been declared or paid since inception.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of January 1, 2024	1,589,529	$16.13	6.8	$0.2
Granted	—	—
Exercised	(360,078)	14.57		3.6
Cancelled/Expired	(76,573)	15.52		0.1
Outstanding as of December 31, 2024	1,152,878	$16.67	5.7	$11.7
Vested and exercisable as of December 31, 2024	1,114,828	$16.69	5.6	$11.3
The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $15.24 per share.
Total unrecognized compensation cost of $0.6 million as of December 31, 2024 is expected to be recognized over a weighted-average period of 1.2 years.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Early Exercises of Stock Options
In 2020 and 2021, certain employees early exercised stock options with cash. As of December 31, 2024, the company no longer had any unvested shares subject to repurchase. As of December 31, 2023, the Company had $0.7 million recorded in accrued expenses and other liabilities related to early exercises of the stock options, and the related number of unvested shares subject to repurchase was 26 thousand.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
The following table presents the assumptions utilized in the Monte Carlo valuation model for market-based awards for the period indicated:

December 31,
2022
Expected term (in years)	4.1
Expected volatility	95.0%
Risk-free interest rate	2.9%
Expected dividend yield	—%
The following table summarizes the RSU and PRSU activity year ended December 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	2,534,683	$28.28
Granted	1,367,647	$19.47
Vested	(1,678,053)	$25.18
Canceled and forfeited	(485,496)	$28.12
Unvested and outstanding as of December 31, 2024	1,738,781	$24.40

Total unrecognized compensation cost of unvested RSUs and PRSUs is $26.3 million as of December 31, 2024, and it is expected to be recognized over a weighted-average period of 1.2 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which authorized 0.5 million shares of common stock for issuance. The 2021 ESPP became effective on October 25, 2021. The 2021 ESPP is designed to allow eligible employees of the Company to purchase shares of common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period up to $25,000 during the calendar year. The ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the year ended December 31, 2024 and 2023, 170,009 and 142,297 shares were issued under the plan, respectively. In addition, the number of shares available for issuance under the 2021 ESPP will be annually increased on January 1 of each calendar year beginning in 2021 and ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive loss was as follows (in millions):

	Year Ended
	December 31,
	2024	2023	2022
Losses and loss adjustment expenses	$1.1	$1.2	$2.6
Insurance related expenses	4.5	4.9	5.4
Technology and development	6.9	12.5	19.2
Sales and marketing	7.9	13.1	13.7
General and administrative	17.8	25.8	21.0
Total stock-based compensation expense	$38.2	$57.5	$61.9
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
On October 30, 2024, the Company entered into a Share Repurchase Agreement with an existing unaffiliated shareholder to purchase 957,242 shares of the Company’s common stock at a purchase price of $16.28 per share pursuant to the Company’s share repurchase program (the “Share Repurchase”). The Share Repurchase was substantially completed on October 30, 2024. The Company used available cash resources of approximately $15.6 million to complete this transaction. As of December 31, 2024, there were no unsettled share repurchases.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
17. Income Taxes
Income tax expense
The Company and its U.S. subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated on a separate return basis. The Company’s international subsidiaries file various income tax returns in their respective jurisdictions.
Income (loss) before tax consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$(40.1)	$(274.0)	$(333.5)
Foreign	0.8	1.4	1.4
Loss before income taxes attributable to Hippo	$(39.3)	$(272.6)	$(332.1)
Income before tax attributable to noncontrolling interests	11.9	10.1	6.9
Loss before income taxes	$(27.4)	$(262.5)	$(325.2)
The components of the total provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Loss before income taxes attributable to Hippo	$(39.3)	$(272.6)	$(332.1)
Income tax benefit from statutory rate	(8.3)	(57.2)	(69.8)
Effect of:
Meals, entertainment & parking	0.1	0.2	0.2
Deferred compensation	6.7	7.4	6.6
State taxes	(7.6)	(9.1)	(9.0)
Goodwill impairment	—	—	8.0
Increase in valuation allowance	6.5	64.2	66.8
Foreign taxes	0.5	0.1	1.2
Other	3.3	(5.1)	(2.7)
Income taxes expense	$1.2	$0.5	$1.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The components of the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Income tax applicable to:
Current
Federal	$—	$—	$—
State	0.7	0.4	0.1
Foreign	0.4	0.8	1.2
Total current provision	$1.1	$1.2	$1.3
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	0.1	(0.7)	—
Total deferred provision	$0.1	$(0.7)	$—
Total provision for income taxes	$1.2	$0.5	$1.3
For the years ended December 31, 2024, 2023 and 2022, the Company made net state and foreign tax payments of $1.3 million, $2.2 million, and $0.7 million, respectively.
Deferred tax
Significant components of the Company’s deferred tax assets and liabilities are as follows (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$175.5	$171.6
Intangible assets	8.4	10.2
Research and development credit	10.4	10.5
Deferred compensation	6.5	9.7
Unearned premium reserve	9.6	4.1
Loss reserve discount	1.1	1.1
Unrealized losses	2.1	2.0
Lease liability	2.7	3.5
Deferred revenue	2.4	5.9
Capitalized software	17.4	13.7
Other accruals	5.8	3.2
Total deferred tax assets	$241.9	$235.5
Valuation allowance	(232.6)	(226.0)
Total deferred income tax assets	$9.3	$9.5
Deferred tax liabilities
Property and equipment	$0.7	$0.9
Deferred acquisition costs	5.3	5.0
Right-of-use asset	1.2	2.4
Other	1.4	0.4
Total deferred tax liabilities	$8.6	$8.7
Deferred income tax assets, net	$0.7	$0.8
Valuation allowance
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of all available evidence, with primary focus on the Company’s history of recent losses, the Company has concluded that it is not more likely than not that the recorded federal and state deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its federal and state deferred tax assets recorded as of December 31, 2024 and 2023.
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
Below is a reconciliation of unrecognized tax benefits (in millions):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023
Beginning unrecognized tax benefits	$5.1	$2.9
Increases related to tax positions from prior years	(0.4)	0.8
Increases related to tax positions taken in the current year	0.3	1.4
Ending unrecognized tax benefits	$5.0	$5.1
The balances at December 31, 2024 and 2023 were fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2024 and 2023.
As of December 31, 2024, there were no material positions for which the Company believes it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.
Net operating losses
As of December 31, 2024, the Company has U.S. federal and state net operating loss (“NOL”) carryforwards of $707.5 million and $428.7 million, respectively. The Company has $166.0 million of Dual Consolidated Losses in RHS, a 953(d) company. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal NOLs generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply.
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

			Indefinite
	20-year Carryforward		Carryforward
	Expires in 2035 - 2043		Period	Total
U.S. Federal	$175.1	0	$532.4	$707.5
U.S. State	428.7		—	428.7
Balance as of December 31, 2024	$603.8		$532.4	$1,136.2
Tax credit carryforwards
As of December 31, 2024, the Company has U.S. federal R&D credit carryforwards of $9.4 million, which have a 20-year carryforward and expire 2038-2044, as well as state R&D credit carryforwards of $7.1 million, which have an indefinite carryforward period.
Taxing authority audits
The Company’s income tax returns are subject to federal and state tax examinations. There are no pending tax examinations as of December 31, 2024. For U.S. federal purposes, the Company is open to examination for the 2021 – 2024 tax years and for state purposes, the Company is open for from 2020 – 2024 tax years. No interest or penalties were incurred during the years ended December 31, 2024, 2023 and 2022.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
18. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(40.5)	$(273.1)	$(333.4)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	24,699,913	23,578,922	22,747,101
Net loss per share attributable to Hippo — basic and diluted	$(1.64)	$(11.58)	$(14.66)
Potential dilutive securities that were not included in the diluted loss per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2024	2023	2022
Outstanding options	1,152,878	1,589,529	1,986,978
Warrants to purchase common shares	360,000	360,000	360,000
Common stock subject to repurchase	—	26,058	76,364
RSU and PRSUs	1,738,781	2,534,683	2,881,984
Total	3,251,659	4,510,270	5,305,326

19. Acquisitions and Dispositions
Asset Acquisitions
In the fourth quarter of fiscal 2023, the Company acquired two insurance agencies for purchase consideration totaling $5.9 million and consisting of $4.3 million in cash, of which $0.7 million is deferred until the first and second anniversary of the transaction date, and $1.6 million related to the fair value of the previously held interest. Both acquisitions were determined to be asset acquisitions for accounting purposes. Of the total purchase consideration, $4.8 million has been recorded to acquired intangible assets and primarily relate to customer relationships and have a useful life of seven years. The remaining net assets acquired consisted of $1.1 million of net working capital.
Prior to the acquisitions, the Company accounted for its ownership interest under the equity method of accounting. The acquisition of the controlling financial interest was accounted for as a step acquisition. The Company’s previously held interest was remeasured to fair value and resulted in a gain of $1.3 million. The gain was reflected in other (income) expense, net in the consolidated statements of operations and comprehensive loss.
Acquisition of noncontrolling interests in subsidiaries
In the fourth quarter of 2023, the Company purchased all of the noncontrolling interest in two insurance agencies for $3.2 million in cash. In connection therewith, the Company recognized a $2.7 million adjustment to equity for the difference between the $3.2 million of cash consideration allocated to the noncontrolling interest and its $0.5 million carrying value. The Company had previously consolidated these agencies as they were Variable Interest Entities (“VIEs”) and the Company was the primary beneficiary.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Mainsail Disposition
On July 31, 2024, the Company completed the sale of Mainsail Insurance Company (“Mainsail”) for an aggregate price of $26.6 million to Emerald Bay Insurance Group (“Emerald Bay”). Mainsail was previously included within the Insurance-as-a-Service segment. The Company determined that the disposition did not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the disposal are not reported in discontinued operations. During the year ended December 31, 2024, the Company recognized a total gain on the sale of Mainsail of $8.2 million based on total cash proceeds received of $26.6 million and net assets sold of $18.4 million. The transaction was completed at arm’s length and Emerald Bay was not, and will not be, considered a related party of the Company.
First Connect Divestiture
On October 29, 2024, the Company completed the sale of its independent agent platform, First Connect Insurance Services (“First Connect”) to affiliates of Centana Growth Partners (“Centana”), for which the Company received $48.0 million in cash at closing, with the opportunity to earn up to $12.0 million following the closing upon the achievement of certain revenue-based targets in 2025 and 2026. The Company retained a 19.2% ownership stake in First Connect. The Company determined that the disposition will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the disposal will not be reported in discontinued operations. During the year ended December 31, 2024, the Company recognized a total gain on the sale of First Connect of $46.1 million, including a $4.1 million valuation of the Company’s retained 19%, which is considered non-cash. The fair value of $4.1 million was estimated using the Monte Carlo Simulation method and includes assumptions and judgments regarding the risk-free rate, volatility, and expected term, which are primarily Level Three assumptions. The contingent earn out was not included in the calculation of the gain as we will record it when the contingency is resolved. The transaction was completed at arm’s length and Centana was not, and will not be, considered a related party of the Company.
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
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2024 and 2023, the Company’s insurance subsidiaries capital and surplus exceeds its authorized control level.
The statutory net income and statutory capital and surplus of the Company’s insurance subsidiaries in accordance with regulatory accounting practices were as follows (in millions):

	Statutory Net Income (Loss)		Statutory Capital and Surplus
	2024	2023	2024	2023
U.S. insurance subsidiaries	$32.2	$21.2	$205.3	$191.0
International insurance subsidiary	8.2	(53.9)	43.2	24.1
Total	$40.4	$(32.7)	$248.5	$215.1

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
21. Dividend Restrictions
Spinnaker Insurance Company
The maximum amount of dividends that can be paid by all property and casualty insurance companies within the group without prior approval of their respective insurance commissioner in a 12 month period, measured retrospectively from the date of payment, is $34.5 million, $26.3 million and $21.3 million as of December 31, 2024, 2023 and 2022, respectively.
RH Solutions Insurance (Cayman) Ltd.
The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advanced notice of any dividend payments. At December 31, 2024 and 2023, approximately $32.3 million and $18.4 million, respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) insurer under the Law, RHS is required to maintain the Prescribed Capital Requirement (“PCR”) of $11.1 million, which is based on net earned premium during the fiscal year.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
22. Segments
The Company has three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program. The reportable segments are determined based on several factors including, but not limited to, nature of the business, customers, and sales channel.
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
The CODM uses adjusted operating income or (loss) in deciding which segment to invest the Company's capital and/or resources. Adjusted operating income or (loss) is used to monitor budget versus actual results. The CODM also uses adjusted operating income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing resource allocation.
The tables below present segment information reconciled to loss before income taxes, for the periods indicated (in millions).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	63.5	209.0	$272.5
Commission income, net	32.5	24.1	4.0	60.6
Service and fee income	0.6	—	11.0	11.6
Net investment income	0.1	11.9	12.4	24.4
Intersegment revenue	15.0	—	—	15.0
Segment revenue	48.2	99.5	236.4	384.1
Reconciliation of Revenue
Eliminations(1)				(12.0)
Total consolidated revenue				372.1

Less segment expenses:
Loss and loss adjustment expense	—	24.9	182.9
Insurance related expense	—	31.1	48.1
Sales and marketing	31.7	—	6.0
Technology and development	10.6	0.3	12.6
General and administrative	10.8	6.9	25.9
Less: Net investment income	(0.1)	(11.9)	(12.4)
Less: Noncontrolling interest	(11.9)	—	—
Segment adjusted operating income (loss)	(16.9)	24.4	(51.5)	(44.0)
Eliminations(1)				0.5
Consolidated adjusted operating income (loss)				(43.5)

Reconciliation of segment adjusted operating income (loss)
Net investment income				24.4
Depreciation and amortization				(23.2)
Stock-based compensation				(38.2)
Fair value adjustments				(1.7)
Other one-off transactions				(7.9)
Gain on sale of business				54.4
Impairment and restructuring charges				(3.6)
Noncontrolling interest				11.9
Loss before income taxes				$(27.4)
(1)Eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
	Services		Insurance-as-a-Service		Hippo Home Insurance Program	Total
Revenue from external customers		—		—
Net earned premium	$—		42.9		64.6	$107.5
Commission income, net	23.9		19.8		7.3	51.0
Service and fee income	0.5		0.3		14.9	15.7
Net investment income	0.1		7.7		15.3	23.1
Intersegment revenue	19.8		—		—	19.8
Segment revenue	44.3		70.7		102.1	217.1
Reconciliation of Revenue
Eliminations(1)						(7.4)
Total consolidated revenue						$209.7

Less segment expenses:
Loss and loss adjustment expense	—		15.6		165.0
Insurance related expense	—		22.8		37.9
Sales and marketing	42.5		—		16.9
Technology and development	16.6		0.5		17.2
General and administrative	11.9		5.8		30.0
Other expenses	0.7		—		0.1
Less: Net investment income	(0.1)		(7.7)		(15.3)
Less: Noncontrolling interest	(10.1)		—		—
Segment adjusted operating income (loss)	(37.6)		18.3		(180.3)	(199.6)
Eliminations(1)						(1.0)
Consolidated adjusted operating income (loss)						(200.6)

Reconciliation of segment adjusted operating income (loss)
Net investment income						23.1
Depreciation and amortization						(19.8)
Stock-based compensation						(57.5)
Fair value adjustments						(4.5)
Other one-off transactions						(7.8)
Impairment and restructuring charges						(5.5)
Noncontrolling interest						10.1
Loss before income taxes						$(262.5)
(1)Eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
	Services		Insurance-as-a-Service		Hippo Home Insurance Program	Total
Revenue from external customers		—		—
Net earned premium	$—		22.5		20.0	$42.5
Commission income, net	16.7		11.4		25.0	53.1
Service and fee income	0.9		—		13.0	13.9
Net investment income	—		3.1		5.9	9.0
Intersegment revenue	19.3		—		—	19.3
Segment revenue	36.9		37.0		63.9	137.8
Reconciliation of Revenue
Eliminations(1)						(18.1)
Total consolidated revenue						$119.7

Less segment expenses:
Loss and loss adjustment expense	—		13.4		85.4
Insurance related expense	—		10.5		53.1
Sales and marketing	61.8		0.2		18.1
Technology and development	6.8		—		29.7
General and administrative	9.7		4.4		34.5
Other expenses	0.7		—		—
Less: Net investment income	—		(3.1)		(5.9)
Less: Noncontrolling interest	(6.9)		—		—
Segment adjusted operating income (loss)	(49.0)		5.4		(162.8)	(206.4)
Eliminations(1)						—
Consolidated adjusted operating income (loss)						(206.4)

Net investment income						9.0
Depreciation and amortization						(15.2)
Stock-based compensation						(61.9)
Fair value adjustments						(0.1)
Other one-off transactions						(2.2)
Impairment and restructuring charges						(55.3)
Noncontrolling interest						6.9
Loss before income taxes						$(325.2)
(1)Eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Services segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
23. Subsequent Events
Losses from California Wildfires
Beginning in early January 2025, there were a series of severe wildfires that impacted the Los Angeles County area in California. The Company’s preliminary pre-tax estimate of catastrophe losses from these wildfires, including assessments from the California FAIR Plan, and net of estimated recoveries from reinsurance and subrogation, is approximately $42 million. This includes approximately $12 million related to non-Hippo programs supported by our Spinnaker fronting business. In March 2025, we signed an agreement to sell our subrogation rights specific to the Hippo portion of the losses from the Eaton fire. The sale of our subrogation rights is expected to save approximately $15 million on a gross basis and $11 million on a net basis and is included in the estimate above. We believe the proceeds from this sale compare favorably with what we could have achieved by pursuing our subrogation claims through the legal system. The catastrophe losses from these wildfires will be reflected in the Company’s first quarter 2025 financial results.

130

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Chief Financial Officer Appointment
On March 5, 2025, the board of directors (the “Board”) of the Company appointed Stewart Ellis as its Executive Vice President (“EVP”) and Guy Zeltser as its Chief Financial Officer (“CFO”), to succeed Mr. Ellis upon Mr. Ellis’ resignation as CFO, effective as of March 10, 2025 (the “Effective Date”). Mr. Ellis will continue to serve as the Company’s Chief Strategy Officer (“CSO”). Mr. Zeltser has been designated by the Board as the Company’s principal financial officer and principal accounting officer, effective as of the Effective Date.
Mr. Zeltser, age 37, has served as the Company’s Vice President of Finance since June 2022. Previously, from August 2020 to June 2022, he served as the Company’s Director of Strategic Finance. Prior to joining our Company, Mr. Zeltser was an engagement manager at McKinsey & Company, a management consulting firm, where he was employed from September 2017 to August 2020. Mr. Zeltser holds a Bachelor of Arts in Economics and Accounting from Tel Aviv University and a Master of Business Administration from Northwestern University – Kellogg School of Management.
In connection with Mr. Zeltser’s appointment as CFO, as of the Effective Date, his annual base salary was adjusted to be $450,000 and his annual target bonus for 2025 was adjusted to be 35% of his base salary.
The Company and Mr. Zeltser will enter into the Company’s standard indemnification agreement for executive officers, the form of which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39711), filed with the U.S. Securities and Exchange Commission on August 5, 2021.
There is no arrangement or understanding between Mr. Zeltser and any other person, pursuant to which he was selected as the CFO. There are no family relationships between Mr. Zeltser and any director, director nominee or executive officer of the Company that would be required to be disclosed pursuant to Item 401(d) of Regulation S-K, and there are no current or proposed transactions between Mr. Zeltser and the Company that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.
There are currently no new compensation arrangements in place in connection with Mr. Ellis’ service as EVP and CSO.
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).
During the three months ended December 31, 2024, our officers and directors took the following actions with respect to 10b5-1trading arrangements to satisfy the affirmative defense of Rule 10b5-1(c):

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-01	Non- Rule 10b5-01	Total Shares to be Sold	Expiration Date
Richard McCathron (Chief Executive Officer)	Adopt	12/3/2024	X	—	50,000	12/5/2025
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investors—Governance section of our website, which is located at www.hippo.com.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the NYSE, by filing a Current Report on Form 8-K with the SEC, disclosing such information.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable NYSE listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

1.Financial Statements
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules	Page
Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto – See Note 2 ~ Investments
Schedule II – Condensed Financial Information of Registrant	139
Schedule III – Supplementary Insurance Information	143
Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto – See Note 11 ~ Reinsurance. The percentage of amount assumed to net is 2.8%, 8.0%, and 3.2% for the years ended December 31, 2024, 2023, and 2022.

Schedule V – Valuation and Qualifying Accounts	144
Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto

3. Exhibits
Exhibit Number	Description of Document	Incorporated by Reference			Provided Herewith
		Form	Filing Date	Number
2.1†	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Reinvent Technology Partners Z, RTPZ Merger Sub Inc. and, Hippo Enterprises, Inc.	S-4	7/8/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.	10-Q	11/10/2021	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of Hippo Holdings Inc.	8-K	9/29/2022	3.1
3.3	Amended and Restated Bylaws of Hippo Holdings Inc.	10-Q	11/10/2021	3.2
4.1	Specimen Warrant Certificate.	S-1	11/2/2020	4.4
4.2	Warrant Agreement, dated November 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/23/2020	4.1

4.3	Description of Hippo Holdings Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/2/2023	4.3
10.1	Form of Indemnification Agreement.	8-K	8/5/2021	10.1
10.2	Sponsor Support Agreement, dated March 3, 2021, by and among the Sponsor, each officer and director of RTPZ, RTPZ, and Old Hippo.	S-4	7/8/2021	10.14
10.3	Company Support Agreement, dated March 3, 2021, by and among RTPZ, Old Hippo, each officer and director of Old Hippo and certain stockholders of Old Hippo.	S-4	7/8/2021	10.15
10.4	Sponsor Agreement, dated March 3, 2021, by and among the Sponsor, RTPZ, and Old Hippo.	S-4	7/8/2021	10.16
10.5	Registration Rights Agreement by and among the Company, the Sponsor and the other holders of Class B ordinary shares, certain former stockholders of Old Hippo, and Reinvent Capital Fund LP.	8-K	8/5/2021	10.5
10.6*	Hippo Holdings Inc. 2021 Employee Stock Purchase Plan.	8-K	8/5/2021	10.6
10.7*	Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.7
10.8*	Form of Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.8
10.9*	Form of Option Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.9
10.10	Form of Subscription Agreement.	S-4	7/8/2021	10.21
10.11*	Offer Letter Agreement, dated as of February 5, 2019, by and between Hippo Analytics Inc. and Stewart Ellis.	S-4	7/8/2021	10.22
10.12*	Employment Agreement, dated as of December 9, 2015, by and between Hippo Analytics Inc. and Aviad Pinkovezky.	S-4	7/8/2021	10.23
10.13*	Offer Letter Agreement, dated as of October 14, 2020, by and between Hippo Analytics, Inc. and Simon Fleming-Wood.	S-4	7/8/2021	10.24
10.14*	Employment Agreement, dated as of January 1, 2016, by and between Hippo Analytics Inc. and Assaf Wand.	S-4	7/8/2021	10.25
10.15*	Employment Agreement, dated as of January 26, 2017, by and between Hippo Analytics Inc. and Rick McCathron.	S-4	7/8/2021	10.26
10.16*	Hippo Holdings Inc. Non-Employee Director Compensation Program.	8-K	8/5/2021	10.17
10.17*	Separation Agreement, dated February 24, 2023 by and between Hippo Employee Services Inc. and Simon Fleming-Wood	10-K	3/2/2023	10.18
10.18	Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of January 30, 2019.	8-K	8/5/2021	10.18
10.19	First Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of May 9, 2019.	8-K	8/5/2021	10.19
10.20	Second Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.20

10.21	Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of June 14, 2019.	8-K	8/5/2021	10.21
10.22	Amendment to Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of November 24, 2020.	8-K	8/5/2021	10.22
10.23	Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of July 2, 2020.	8-K	8/5/2021	10.23
10.24	First Amendment to Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of October 29, 2020.	8-K	8/5/2021	10.24
10.25	Lease Agreement by and between 522 Congress, LP and Hippo Analytics Inc., dated as of December 15, 2017.	8-K	8/5/2021	10.25
10.26	First Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.26
10.27	Second Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of July 7, 2021.	8-K	8/5/2021	10.27
10.28	Purchase and Sale Agreement, dated February 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.1
10.29	First Amendment to Purchase and Sale Agreement, dated March 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.2
10.30	Second Amendment to Purchase and Sale Agreement, dated February 6, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.	10-K	3/2/2023	10.30
10.31	Third Amendment to Purchase and Sale Agreement, dated March 8, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.	10-K	3/2/2023	10.31
10.32*	Separation Agreement, dated October 8, 2024, by and between Yuval Harry and Hippo Employee Services Inc.	8-K	10/9/2024	10.1
10.33*	Consulting Agreement, dated November 6, 2024, by and between Anirudh Badia and Hippo Employee Services Inc.	10-Q	11/8/2024	10.1
10.34*	Separation Agreement, dated November 6, 2024, by and between Anirudh Badia and Hippo Employee Services Inc.	10-Q	11/8/2024	10.2
14.1	Code of Business Conduct and Ethics.	8-K	8/16/2021	14.1
19.1	Hippo Employee Services Inc. Insider Trading Compliance Policy.				X
21.1	List of Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
23.2	Consent of Ernst & Young LLP.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *				X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
97.1	Hippo Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	3/6/2024	97.1
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (included in Exhibit 101)				X
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

Schedule II
Hippo Holdings Inc.
Condensed Financial Information of Registrant
Balance Sheet - Parent Company Only
(In millions)

	December 31,
	2024	2023

Assets
Short-term investments	17.5	55.4
Cash and cash equivalents	15.3	27.2
Intercompany receivables	32.0	52.2
Other assets	3.7	13.1
Investments in subsidiaries	306.6	320.8
Total assets	$375.1	$468.7
Liabilities and stockholders’ equity
Liabilities:
Intercompany payable	$—	$89.3
Accrued expenses and other liabilities	13.0	1.5
Total liabilities	13.0	90.8
Stockholders’ equity	362.1	377.9
Total liabilities and stockholders’ equity	$375.1	$468.7

Schedule II
Hippo Holdings Inc.
Condensed Financial Information of Registrant
Statements of Operations and Comprehensive Loss - Parent Company Only
(In millions)

	Year Ended December 31,
	2024	2023	2022

Revenue:
Net investment income	2.8	8.6	5.9
Intercompany revenue	0.5	0.5	0.5
Total revenue	3.3	9.1	6.4
Expenses:
Losses and loss adjustment expenses	1.1	1.2	2.9
Insurance related expenses	4.8	5.6	6.8
Technology and development	6.9	11.1	18.0
Sales and marketing	6.8	11.7	13.0
General and administrative	33.0	40.3	33.5
Other (income) expense, net	(0.2)	0.1	(3.1)
Total expenses	52.4	70.0	71.1
Loss before income tax expense	(49.1)	(60.9)	(64.7)
Income tax expense (benefit)	(1.8)	(0.6)	(1.1)
Net loss before equity in loss of subsidiaries	(47.3)	(60.3)	(63.6)
Earnings (loss) of subsidiaries	6.8	(212.8)	(269.8)
Net loss	$(40.5)	$(273.1)	$(333.4)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	0.2	4.1	(6.3)
Comprehensive loss	$(40.3)	$(269.0)	$(339.7)

Schedule II
Condensed Financial Information of Registrant
Statements of Cash Flow - Parent Company Only
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net cash used in operating activities	(8.9)	(46.0)	(85.8)
Cash flows from investing activities:
Change in short-term investments	39.3	203.6	(249.8)
Capital contributions to subsidiaries	(43.5)	(187.2)	(170.7)
Net cash provided by (used in) investing activities	(4.2)	16.4	(420.5)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(9.9)	(4.7)	(3.9)
Proceeds from issuance of common stock	6.7	2.8	4.1
Loan repayments from subsidiaries	20.0	—	—
Share repurchases under program	(15.6)	(1.8)	—
Net cash used in financing activities	1.2	(3.7)	0.2

Net decrease in cash, cash equivalents, and restricted cash	(11.9)	(33.3)	(506.1)
Cash, cash equivalents, and restricted cash at the beginning of the period	27.2	60.5	566.6
Cash, cash equivalents, and restricted cash at the end of the period	$15.3	$27.2	$60.5

Schedule II
Notes to the Condensed Financial Statements (Parent Company)
1. Business
In August 2021, Hippo Enterprises Inc., a Delaware corporation, and Reinvent Technology Partners Z, a Cayman Islands exempted company and special purpose acquisition company, completed a merger and other transactions pursuant to which a subsidiary of RTPZ was merged with and into Old Hippo and Old Hippo survived as a wholly owned subsidiary of RTPZ. In connection with the Business Combination, RTPZ changed its name to Hippo Holdings Inc.
2. Accounting Policies
The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed losses of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.
Use of Estimates
The preparation of the Company’s condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.

Schedule III
Supplementary Insurance Information
As of December 31, 2024 and 2023 and for each of the years ended December 31, 2024, 2023 and 2022
(In millions)

	As of December 31, 2024 and 2023
	Services	Insurance-as-a Service	Hippo Home Insurance Program	Total
2024:
Deferred policy acquisition costs	$—	$4.8	$6.8	$11.6
Unearned premiums	—	62.1	395.8	457.9
Loss and loss adjustment expense reserve	—	50.3	299.7	350.0

2023:
Deferred policy acquisition costs (1)	$—	$—	$—	$—
Unearned premiums	—	76.8	342.4	419.2
Loss and loss adjustment expense reserve	—	(6.2)	328.7	322.5

	Years Ended December 31, 2024, 2023, and 2022
	Services	Insurance-as-a Service	Hippo Home Insurance Program	Total
2024:
Loss and loss adjustment expenses	$—	$24.9	$182.9	$207.8
Net earned premium	—	63.5	209.0	272.5
Net written premium	—	101.2	271.4	372.6
Net investment income	0.1	11.9	12.4	24.4
Underwriting costs	—	—	5.7	5.7
Amortization deferred policy acquisition costs	—	25.7	19.5	45.2

2023:
Loss and loss adjustment expenses	—	15.6	165.0	180.6
Net earned premium	—	42.9	64.6	107.5
Net written premium	—	49.3	110.3	159.6
Net investment income	0.1	7.7	15.3	23.1
Underwriting costs	—	—	6.6	6.6
Amortization deferred policy acquisition costs	—	19.4	12.9	32.3

2022:
Loss and loss adjustment expenses	—	13.4	85.4	98.8
Net earned premium	—	22.5	20.0	42.5
Net written premium	—	33.6	16.0	49.6
Net investment income	—	3.1	5.9	9.0
Underwriting costs	—	—	8.0	8.0
Amortization deferred policy acquisition costs	—	1.2	16.6	17.8

(1) Ceding commissions for reimbursements of deferred acquisition costs exceeded the Company’s direct acquisition costs during the year

Schedule V
Hippo Holdings Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2024 and 2023
(In millions)

	Valuation Allowance for Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
Balance at January 1, 2022	$93.2	$—	$0.4
Charged to costs and expenses	66.8	—	0.1
Decrease to other comprehensive income	1.5	—	—
Amount written off	—	—	(0.2)
Balance at December 31, 2022	161.5	—	0.3
Charged to costs and expenses	64.2	—	0.2
Decrease to other comprehensive income	0.3	—	—
Amount written off	—	—	—
Balance at December 31, 2023	226.0	—	0.5
Charged to costs and expenses	6.6	—	0.5
Decrease to other comprehensive income	—	—	—
Amount written off	—	—	(0.4)
Balance at December 31, 2024	$232.6	$—	$0.6

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.
(Registrant)

Date: March 6, 2025	By:	/s/ Stewart Ellis
	Name:	Stewart Ellis
	Title:	Chief Financial Officer & Chief Strategy Officer
(Principal Financial Officer & Principal Accounting Officer)

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Assaf Wand	/s/ Richard McCathron
Assaf Wand	Richard McCathron
Chairperson of the Board	President, Chief Executive Officer, & Director
March 6, 2025	(Principal Executive Officer)
March 6, 2025

/s/ Stewart Ellis	/s/ Mark Schaaf
Stewart Ellis	Mark Schaaf
Chief Financial Officer	Director
(Principal Financial Officer & Principal Accounting Officer)	March 6, 2025
March 6, 2025

/s/ Eric Feder	/s/ Lori Dickerson Fouché
Eric Feder	Lori Dickerson Fouché
Director	Director
March 6, 2025	March 6, 2025

/s/ Hugh R. Frater	/s/ John Nichols
Hugh R. Frater	John Nichols
Director	Director
March 6, 2025	March 6, 2025

/s/ Sam Landman	/s/ Sandra Wijnberg
Sam Landman	Sandra Wijnberg
Director	Director
March 6, 2025	March 6, 2025