Form 10-Q
period 2025-03-31
Hippo Holdings Inc.
filed 2025-05-07
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission file number 001-39711

HIPPO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	32-0662604
(State of incorporation)	(I.R.S. Employer Identification No.)

One Almaden Blvd., Suite 400 San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)
(650) 294-8463
(Registrant's telephone number, including area code)
150 Forest Ave, Palo Alto, California 94301
(Former Address)

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

The registrant had 25,157,024 shares of common stock outstanding as of April 30, 2025.

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
•our public securities’ liquidity and trading; and
•other factors detailed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and our reputation. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors discussed in Part I, Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q as well as other documents that may be filed by us from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $212.9 million and $208.3 million, respectively)	$212.2	$205.7
Short-term investments, at fair value (amortized cost: $175.4 million and $167.6 million, respectively)	175.4	167.6
Total investments	387.6	373.3
Cash and cash equivalents	140.9	197.6
Restricted cash	39.3	35.2
Accounts receivable, net of allowance of $0.5 million and $0.6 million, respectively	172.8	167.0
Reinsurance recoverable on paid and unpaid losses and LAE	326.0	285.3
Prepaid reinsurance premiums	249.3	274.2
Ceding commissions receivable	85.7	79.5
Capitalized internal use software	47.4	48.1
Intangible assets	16.1	17.0
Other assets	75.3	66.2
Total assets	$1,540.4	$1,543.4
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$400.8	$350.0
Unearned premiums	446.0	457.9
Reinsurance premiums payable	238.3	248.6
Provision for commission	38.7	34.3
Accrued expenses and other liabilities	90.9	87.4
Total liabilities	1,214.7	1,178.2
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 25,157,214 and 24,866,803 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,646.0	1,639.7
Accumulated other comprehensive loss	(0.6)	(2.7)
Accumulated deficit	(1,322.6)	(1,274.9)
Total Hippo stockholders’ equity	322.8	362.1
Noncontrolling interest	2.9	3.1
Total stockholders’ equity	325.7	365.2
Total liabilities and stockholders’ equity	$1,540.4	$1,543.4
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue:
Net earned premium	$87.3	$60.5
Commission income, net	14.4	15.9
Service and fee income	2.8	2.8
Net investment income	5.8	5.9
Total revenue	110.3	85.1
Expenses:
Losses and loss adjustment expenses	92.4	52.6
Insurance related expenses	30.2	20.8
Technology and development	8.1	8.3
Sales and marketing	8.9	14.4
General and administrative	16.5	18.3
Impairment and restructuring charges	—	3.6
Other (income) expense, net	(0.2)	—
Total expenses	155.9	118.0
Loss before income taxes	(45.6)	(32.9)
Income tax (benefit) expense	(0.2)	0.2
Net loss	(45.4)	(33.1)
Net income attributable to noncontrolling interests, net of tax	2.3	2.6
Net loss attributable to Hippo	$(47.7)	$(35.7)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	2.1	(0.5)
Comprehensive loss attributable to Hippo	$(45.6)	$(36.2)

Per share data:
Net loss attributable to Hippo - basic and diluted	$(47.7)	$(35.7)
Weighted-average shares used in computing net loss per share attributable to Hippo - basic and diluted	24,978,901	24,225,650
Net loss per share attributable to Hippo - basic and diluted	$(1.91)	$(1.47)
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income (loss)	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive income (loss)	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Other	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(35.6)	$17.7
Cash flows from investing activities:
Capitalized internal use software costs	(2.8)	(3.3)
Purchases of property and equipment	(0.1)	(0.1)
Purchases of fixed maturities	(15.7)	(17.3)
Maturities of fixed maturities	11.2	14.4
Sales of fixed maturities	—	0.6
Purchases of short-term investments	(50.4)	(37.6)
Maturities of short-term investments	46.8	101.8
Net cash (used in) provided by investing activities	(11.0)	58.5
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(3.3)	(1.1)
Proceeds from issuance of common stock	1.0	1.0
Payments of contingent consideration	(0.2)	(0.3)
Distributions to noncontrolling interests and other	(3.5)	(7.6)
Net cash used in financing activities	(6.0)	(8.0)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(52.6)	68.2
Cash, cash equivalents, and restricted cash at the beginning of the period	232.8	195.1
Cash, cash equivalents, and restricted cash at the end of the period	$180.2	$263.3

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to herein as “Hippo” or the “Company” is an insurance holding company incorporated in Delaware. Hippo has subsidiaries that provide property and casualty insurance products to both individuals and business customers. The Company’s headquarters are located in San Jose, California.
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
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results for a full year.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The adoption of this accounting standard in the fourth quarter of fiscal 2024 did not have a significant impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt the guidance for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company is

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
currently evaluating the impact of these amendments on its disclosures. The Company will update its income tax disclosures upon adoption.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$29.3	$0.1	$(0.1)	$29.3
States and other territories	10.5	—	(0.2)	10.3
Corporate securities	135.6	1.4	(0.5)	136.5
Residential mortgage-backed securities	20.9	0.1	(1.2)	19.8
Commercial mortgage-backed securities	7.1	—	(0.3)	6.8
Asset backed securities	9.5	—	—	9.5
Total fixed maturities available-for-sale	212.9	1.6	(2.3)	212.2
Short-term investments:
U.S. government and agencies	129.2	—	—	129.2
Commercial paper	8.4	—	—	8.4
Corporate securities	37.8	—	—	37.8
Total short-term investments	175.4	—	—	175.4
Total	$388.3	$1.6	$(2.3)	$387.6

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$24.8	$—	$(0.2)	$24.6
States and other territories	11.2	—	(0.3)	10.9
Corporate securities	131.8	0.8	(1.1)	131.5
Residential mortgage-backed securities	21.5	—	(1.5)	20.0
Commercial mortgage-backed securities	7.2	0.1	(0.4)	6.9
Asset backed securities	11.8	—	—	11.8
Total fixed maturities available-for-sale	208.3	0.9	(3.5)	205.7
Short-term investments:
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	17.5	—	—	17.5
Corporate securities	31.6	—	—	31.6
Total short-term investments	167.6	—	—	167.6
Total	$375.9	$0.9	$(3.5)	$373.3

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of March 31, 2025, and December 31, 2024 (in millions):

	March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$8.9	$—	$1.9	$(0.1)	$10.8	$(0.1)
States and other territories	1.9	—	4.8	(0.2)	6.7	(0.2)
Corporate securities	36.4	(0.1)	19.1	(0.4)	55.6	(0.5)
Residential mortgage-backed securities	3.8	—	9.9	(1.2)	13.7	(1.2)
Commercial mortgage-backed securities	1.4	—	4.1	(0.3)	5.5	(0.3)
Asset backed securities	2.1	—	2.4	—	4.5	—
Short-term investments:
U.S. government and agencies	1.9	—	—	—	1.9	—
Commercial paper	8.4	—	—	—	8.4	—
Corporate securities	18.0	—	—	—	18.0	—
Total	$82.8	$(0.1)	$42.2	$(2.2)	$125.1	$(2.3)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$14.5	$(0.1)	$1.9	$(0.1)	$16.4	$(0.2)
States and other territories	5.0	(0.1)	5.5	(0.2)	10.5	(0.3)
Corporate securities	55.2	(0.5)	25.4	(0.6)	80.6	(1.1)
Residential mortgage-backed securities	7.4	(0.1)	10.1	(1.4)	17.5	(1.5)
Commercial mortgage-backed securities	0.4	—	4.1	(0.4)	4.5	(0.4)
Asset backed securities	—	—	4.1	—	4.1	—
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	6.3	—	—	—	6.3	—
Corporate securities	7.4	—	—	—	7.4	—
Total	$96.2	$(0.8)	$51.1	$(2.7)	$147.3	$(3.5)
The Company has determined that unrealized losses as of March 31, 2025 and December 31, 2024 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of March 31, 2025, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	March 31, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$39.0	$39.0
After one year through five years	102.4	102.5
After five years through ten years	32.7	33.4
After ten years	1.3	1.2
Residential mortgage-backed securities	20.9	19.8
Commercial mortgage-backed securities	7.1	6.8
Asset backed securities	9.5	9.5
Total fixed maturities available-for-sale	$212.9	$212.2
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three months ended March 31, 2025 and 2024, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Interest on cash and cash equivalents	$2.1	$2.2
Fixed maturities income	2.8	1.8
Short-term investment income	1.1	2.0
Total gross investment income	6.0	6.0
Investment expenses	(0.2)	(0.1)
Net investment income	$5.8	$5.9
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $12.7 million and $12.2 million as of March 31, 2025 and December 31, 2024, respectively.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth the cash, cash equivalents, and restricted cash (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$55.5	$99.6
Money market funds	83.9	94.4
Commercial paper	—	2.8
U.S. government and agencies	1.5	0.8
Total cash and cash equivalents	$140.9	$197.6

Restricted cash:
Fiduciary assets	28.8	25.0
Letters of credit and cash on deposit	10.5	10.2
Total restricted cash	39.3	35.2
Total cash, cash equivalents, and restricted cash	$180.2	$232.8
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$180.2	$—	$—	$180.2
Fixed maturities available-for-sale:
U.S. government and agencies	29.3	—	—	29.3
States and other territories	—	10.3	—	10.3
Corporate securities	—	136.5	—	136.5
Residential mortgage-backed securities	—	19.8	—	19.8
Commercial mortgage-backed securities	—	6.8	—	6.8
Asset backed securities	—	9.5	—	9.5
Total fixed maturities available-for-sale	29.3	182.9	—	212.2
Short-term investments
U.S. government and agencies	129.2	—	—	129.2
Commercial paper	—	8.4	—	8.4
Corporate securities	—	37.8	—	37.8
Total short-term investments	129.2	46.2	—	175.4
Total financial assets	$338.7	$229.1	$—	$567.8

Financial liabilities:
Contingent consideration liability	$—	$—	$10.8	$10.8
Total financial liabilities	$—	$—	$10.8	$10.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$232.8	$—	$—	$232.8
Fixed maturities available-for-sale:
U.S. government and agencies	24.6	—	—	24.6
States and other territories	—	10.9	—	10.9
Corporate securities	—	131.5	—	131.5
Foreign securities	—	—	—	—
Residential mortgage-backed securities	—	20.0	—	20.0
Commercial mortgage-backed securities	—	6.9	—	6.9
Asset backed securities	—	11.8	—	11.8
Total fixed maturities available-for-sale	24.6	181.1	—	205.7
Short-term investments
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	—	17.5	—	17.5
Corporate securities	—	31.6	—	31.6
Total short-term investments	118.5	49.1	—	167.6
Total financial assets	$375.9	$230.2	$—	$606.1

Financial liabilities:
Contingent consideration liability	$—	$—	$11.7	$11.7
Total financial liabilities	$—	$—	$11.7	$11.7
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no other transfers between levels in the fair value hierarchy during the three months ended March 31, 2025.
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

	2025	2024
Balance as of January 1,	$11.7	$13.6
Payments of contingent consideration	(0.4)	(1.0)
Changes in fair value	(0.5)	1.6
Balance as of March 31,	$10.8	$14.2

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Intangible Assets

		March 31, 2025			December 31, 2024
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	3.4	$3.4	$(1.9)	$1.5	$3.4	$(1.8)	$1.6
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	5.6	18.5	(14.5)	4.0	18.5	(13.8)	4.7
Other	0.6	0.9	(0.8)	0.1	0.8	(0.6)	0.2
Total intangible assets, net		$33.3	$(17.2)	$16.1	$33.2	$(16.2)	$17.0
Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $0.9 million and $1.2 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive loss.
6. Capitalized Internal Use Software

	March 31, 2025	December 31, 2024
	(in millions)
Capitalized internal use software	$98.6	$95.0
Less: accumulated amortization	(51.2)	(46.9)
Total capitalized internal use software	$47.4	$48.1
Amortization expense related to capitalized internal use software for the three months ended March 31, 2025 and 2024 was $4.3 million and $3.9 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive loss.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7. Other Assets

	March 31, 2025	December 31, 2024
	(in millions)
Property and equipment	$32.6	$33.0
Prepaid expenses	6.3	6.6
Claims receivable	1.0	0.8
Lease right-of-use assets	4.1	4.7
Deferred policy acquisition costs	21.7	11.6
Other	9.6	9.5
Total other assets	$75.3	$66.2
The Company amortized deferred policy acquisition costs of $19.1 million and $11.5 million for the three months ended March 31, 2025 and 2024, respectively.
8. Accrued Expenses and Other Liabilities

	March 31, 2025	December 31, 2024
	(in millions)
Claim payments outstanding	$23.2	$19.3
Lease liability	8.9	10.0
Advances from customers	10.7	8.0
Employee related accruals	5.2	5.8
Premium refund liability	11.9	11.8
Fiduciary liability	0.8	1.8
Contingent consideration liability	10.8	11.7
Other	19.4	19.0
Total accrued expenses and other liabilities	$90.9	$87.4

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the three months ended March 31, (in millions):

	2025	2024
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$350.0	$322.5
Less: Reinsurance recoverables on unpaid losses and LAE	(229.9)	(221.4)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	120.1	101.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	95.4	52.6
Prior years	(3.0)	—
Total incurred	92.4	52.6
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	50.3	20.3
Prior years	26.8	22.2
Total paid	77.1	42.5

Reserve for losses and LAE, net of reinsurance recoverables at end of period	135.4	111.2
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	265.4	225.4
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$400.8	$336.6
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable development of $3.0 million for the three months ended March 31, 2025. The prior period development for the three months ended March 31, 2025 of $3.0 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $2.9 million from attritional reserves and $0.1 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the three months ended March 31, 2024 experienced an insignificant amount of development for the three months ended March 31, 2024.
10. Reinsurance
The Company maintains a comprehensive reinsurance program to manage risk exposure, reduce earnings volatility, and safeguard capital. By ceding a portion of its underwriting risk to highly rated reinsurers and alternative capital providers, the Company limits the financial impact of catastrophe events. Nevertheless, the Company remains ultimately responsible for policyholder claims should a reinsurer fail to perform.
The Company’s reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. The Company works with reinsurers rated “A-” (Excellent) or better by A.M. Best, or require appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
The Company’s catastrophe reinsurance program supports property risks underwritten through Spinnaker Insurance Company on behalf of Hippo Home Insurance Program (“HHIP”) and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, Spinnaker is also protected by a corporate catastrophe cover, and participation in the Florida

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by HHIP through Spinnaker, the Company has strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting the Company’s confidence in the portfolio’s underwriting performance. HHIP remains covered by standalone catastrophe XOL protection.
Additionally, we utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re provide multi-year per occurrence coverage for a range of perils for business written through HHIP.
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive loss for reinsurance as of and for the three months ended March 31, 2025, and 2024 (in millions).

	For the Three Months Ended March 31,
	2025			2024
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$209.9	$221.2	$211.0	$188.6	$202.5	$117.3
Assumed	1.0	1.6	0.8	6.1	4.2	3.8
Gross	210.9	222.8	211.8	194.7	206.7	121.1
Ceded	(110.6)	(135.5)	(119.4)	(85.9)	(146.2)	(68.5)
Net	$100.3	$87.3	$92.4	$108.8	$60.5	$52.6
As of March 31, 2025 and December 31, 2024, a provision for sliding scale commissions of $27.8 million and $34.2 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, a receivable for sliding scale commissions of $14.7 million and $3.6 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, a provision for loss participation features of $33.7 million and $41.6 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets. The decrease is due primarily to settlements of the Company’s 2024 and prior year’s loss participation features with the Company’s participating reinsurers.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended March 31,
	2025		2024
	Amount	% of GWP	Amount	% of GWP
State
California	$45.9	21.8%	$40.5	20.8%
Texas	25.9	12.3%	27.7	14.2%
Florida	31.9	15.1%	25.6	13.1%
Illinois	5.9	2.8%	7.3	3.7%
Georgia	5.6	2.7%	6.0	3.0%
South Carolina	4.5	2.1%	4.4	2.2%
New York	12.1	5.7%	5.7	2.9%
Colorado	4.4	2.1%	4.1	2.0%
New Jersey	4.2	2.0%	4.0	2.0%
Ohio	4.6	2.2%	3.0	1.5%
Other	65.9	31.2%	67.3	34.6%
Total	$210.9	100%	$194.7	100%
12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2025, the Company has total minimum purchase commitments, which must be made during the next three years, of $7.3 million.
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings. The Company is routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. The Company does not believe it is a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on the Company’s business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, the Company accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, the Company discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, the Company discloses the nature and estimate of the possible loss of the litigation. The Company does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the Company’s liquidity, results of operations, business, or financial condition.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2024	1,152,878	$16.67	5.7	$11.7
Granted	—	—
Exercised	(75,496)	13.16		1.1
Cancelled/Expired	(591)	15.88		—
Outstanding as of March 31, 2025	1,076,791	16.92	5.4	$9.4
Vested and exercisable as of March 31, 2025	1,046,554	$16.94	5.4	$9.1
The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $1.1 million and $0.4 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the three months ended March 31, 2025 and 2024.
Total unrecognized compensation cost of $0.4 million as of March 31, 2025 is expected to be recognized over a weighted-average period of 1.1 years.
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
During the three months ended March 31, 2025, the Company granted PRSUs to its CEO. Vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued at grant using a Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense expected to be recognized over the three-year period is $1 million.
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the RSU and PRSU activity for the three months ended March 31, 2025:

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,738,781	$24.40
Granted	949,166	29.38
Released	(323,540)	23.86
Canceled and forfeited	(120,856)	26.15
Unvested and outstanding as of March 31, 2025	2,243,551	$26.49
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $43.4 million as of March 31, 2025, and it is expected to be recognized over a weighted-average period of 1.7 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. No shares were issued under the 2021 ESPP during the three months ended March 31, 2025 and 2024. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive loss was as follows (in millions):

	Three Months Ended
	March 31,
	2025	2024
Losses and loss adjustment expenses	$0.3	$0.2
Insurance related expenses	1.2	0.4
Technology and development	1.6	1.7
Sales and marketing	1.0	1.9
General and administrative	3.6	4.2
Total stock-based compensation expense	$7.7	$8.4

Share Repurchases
In March 2023, the Board authorized the repurchase of up to $50.0 million of its common stock, with no expiration date. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at the Company’s discretion depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its common stock under this authorization. This program does not obligate the Company to acquire any particular amount of its common stock, and may be modified, suspended or terminated at any time at the Company’s discretion. No share repurchases were made under this program during the three months ended March 31, 2025. As of March 31, 2025, $32.6 million of common stock remains available for

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was 0.4% and (0.7)% for the three months ended March 31, 2025 and 2024, respectively. The difference between the rate for the three months ended March 31, 2025 and 2024 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of March 31, 2025 and 2024, the Company has $5.1 million and $5.4 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the three months ended March 31, 2025 and 2024.
15. Net Loss Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to Hippo – basic and diluted (in millions)	$(47.7)	$(35.7)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Hippo — basic and diluted	24,978,901	24,225,650
Net loss per share attributable to Hippo — basic and diluted	$(1.91)	$(1.47)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	March 31,
	2025	2024
Outstanding options	1,076,791	1,441,527
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	—	19,539
RSU and PRSUs	2,243,551	2,526,930
Total	3,680,342	4,347,996

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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
source insureds seeking a product for which the Company provides the best carrier for the insured, whether it be of Hippo or a third-party carrier, including other insurance products like auto, rental, etc.
Insurance-as-a-Service is managed through the Company’s subsidiary Spinnaker and is a platform to support MGAs, including Hippo. The Company rents its capital, 50 state licenses and the strong financial rating of Spinnaker (rated “A-” Excellent by A.M. Best) to earn fee-based revenues with the assumption of limited underwriting risk using quota-share reinsurance. The Company also earns a portion of the premiums paid to it for the risk the Company retains as well as generates investment income. The diversification of the Company’s balance sheet allows it to carry less capital than the Company’s MGA clients would be required to on their own.
The Hippo Home Insurance Program is the Company’s Hippo-branded homeowners insurance business. The Company’s main source of revenue is the premiums paid to it by the Company’s homeowner customers. In addition, the Company’s revenues include policy and services fees and investment income. The Company’s strategy is to retain the portion of the underwriting risk where the Company believes its loss prevention strategies are the most effective.
The Company’s Chief Executive Officer, who serves as the chief operating decision maker (“CODM”), evaluates the financial performance of the Company’s segments based upon segment adjusted operating income (or loss) as the profitability measure. Items outside of adjusted operating income (or loss) are not reported by segment, since they are excluded from the single measure of segment profitability reviewed by the CODM. The Company’s CODM does not use segment assets to allocate resources or to assess performance of the segments and, therefore, segment assets have not been reported separately.
The CODM uses adjusted operating income (or loss) in deciding which segment to invest the Company's capital and/or resources. Adjusted operating income (or loss) is used to monitor budget versus actual results. The CODM also uses adjusted operating income (or loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing resource allocation.
The tables below present segment information reconciled to total Net Loss attributable to Hippo, for the periods indicated (in millions).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2025
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	31.2	56.1	$87.3
Commission income, net	8.3	4.7	1.0	14.0
Service and fee income	0.8	—	2.0	2.8
Net investment income	—	3.0	2.8	5.8
Intersegment revenue	2.6	—	—	2.6
Segment revenue	11.7	38.9	61.9	112.5
Reconciliation of Revenue
Eliminations(1)				(2.2)
Total consolidated revenue				110.3

Less segment expenses:
Loss and loss adjustment expense	—	17.9	74.2
Insurance related expense	—	16.5	11.0
Sales and marketing	6.5	0.1	1.3
Technology and development	2.7	0.1	3.6
General and administrative	3.7	1.8	7.0
Other expenses	—	—	—
Less: Net investment income	—	(3.0)	(2.8)
Less: Noncontrolling interest	(2.3)	—	—
Segment adjusted operating income (loss)	(3.5)	(0.5)	(38.0)	(42.0)
Eliminations(1)				0.9
Consolidated adjusted operating income (loss)				(41.1)

Reconciliation of segment adjusted operating income (loss)
Net investment income				5.8
Depreciation and amortization				(5.6)
Stock-based compensation				(7.7)
Fair value adjustments				0.5
Other one-off transactions				0.2
Noncontrolling interest				2.3
Loss before income taxes				$(45.6)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended March 31, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	12.4	48.1	$60.5
Commission income, net	8.2	5.5	0.9	14.6
Service and fee income	0.1	—	2.7	2.8
Net investment income	—	2.5	3.4	5.9
Intersegment revenue	3.1	—	—	3.1
Segment revenue	11.4	20.4	55.1	86.9
Reconciliation of Revenue
Eliminations(1)				(1.8)
Total consolidated revenue				85.1

Less segment expenses:
Loss and loss adjustment expense	—	4.5	47.9
Insurance related expense	—	6.9	12.2
Sales and marketing	8.4	—	1.6
Technology and development	2.9	—	3.7
General and administrative	2.8	1.8	6.5
Other expenses	—	—	—
Less: Net investment income	—	(2.5)	(3.4)
Less: Noncontrolling interest	(2.6)	—	—
Segment adjusted operating income (loss)	(5.3)	4.7	(20.2)	(20.8)
Eliminations(1)				1.0
Consolidated adjusted operating income (loss)				(19.8)

Reconciliation of segment adjusted operating income (loss)
Net investment income				5.9
Depreciation and amortization				(5.6)
Stock-based compensation				(8.4)
Fair value adjustments				(1.5)
Other one-off transactions				(2.5)
Impairment and restructuring charges				(3.6)
Noncontrolling interest				2.6
Loss before income taxes				$(32.9)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. Subsequent Events

On April 30, 2025, Spinnaker Insurance Company (“Spinnaker”), a wholly owned subsidiary of Hippo, entered into an agreement to issue a surplus note in the aggregate principal amount of $50 million to several initial purchasers. The closing of the transaction is subject to the approval of the Illinois Department of Insurance. As of the date of this filing, regulatory approval has not been obtained, and no proceeds have been received under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to the business and operations of Hippo Holdings Inc. and its consolidated subsidiaries. You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.
Overview
Hippo is an insurance holding company with subsidiaries that provide property and casualty insurance products to both individuals and business customers. We conduct our operations through three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program. We offer our services primarily in the United States.
Further information on our business and reportable segments is presented in Part I, Item 1, “Business” and in Note 22 of the Notes to the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024.
Reinsurance
We maintain a comprehensive reinsurance program to manage risk exposure, reduce earnings volatility, and safeguard capital. By ceding a portion of our underwriting risk to highly rated reinsurers and alternative capital providers, we limit the financial impact of catastrophe events. Nevertheless, we remain ultimately responsible for policyholder claims should a reinsurer fail to perform.
Our reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. We work with reinsurers rated “A-” (Excellent) or better by A.M. Best, or require appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
Our catastrophe reinsurance program supports property risks underwritten through Spinnaker Insurance Company on behalf of HHIP and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, Spinnaker is also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by HHIP through Spinnaker, we have strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting our confidence in the portfolio’s underwriting performance. HHIP remains covered by standalone catastrophe XOL protection.
Additionally, we utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re provide multi-year per occurrence coverage for a range of perils for business written through HHIP.
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
Commission Income, Net
Commission Income, net includes agency commission which the Company earns from the unaffiliated carriers whose policies the Company sells, ceding commission on the premium it cedes to third-party reinsurers, fronting fees through the Company’s Insurance-as-a-Service business from the Managing General Agent (“MGA”) programs it supports, and MGA Commission from the multiple insurers for which we operate as an MGA.
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
Expenses
Loss and Loss Adjustment Expenses
Loss and loss adjustment expenses represent costs associated with insured claims, net of amounts ceded under reinsurance agreements. We utilize reinsurance to manage our exposure to large or unexpected losses and to support underwriting capacity for growth. Loss and loss adjustment expense is driven by the scope and duration of coverage we provide, as well as actual and expected loss experience. Estimates for loss and loss adjustment expenses incorporate actuarial methodologies and management judgment, including loss emergence during the reporting period and any revisions to prior period estimates. Our loss and loss adjustment expenses are generally influenced by the following factors:
•The frequency, severity, and geographic impact of catastrophe events affecting our insured portfolio;
•The volume and characteristics of non-catastrophe, attritional claims across our lines of business;
•Changes in our underwriting mix, including variations in policy type, risk profile, and exposure concentration;
•The terms and structure of our reinsurance program in effect during the occurrence of loss events;
•The regional distribution and underlying risk attributes of our insured exposures;
•Legal and regulatory changes that may affect claims costs or adjudication processes;
•Trends in litigation activity and legal defense spending;
•Inflationary pressures, particularly in residential construction materials and labor costs; and
•Shifts in judicial outcomes or jury behavior that influence the magnitude of loss settlements.

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
The non-GAAP financial measures below have not been calculated in accordance with GAAP, and should be considered in addition to results prepared in accordance with GAAP, and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA should not be construed as an indicator of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
In prior periods, we reported Total Generated Premium (TGP) as a key operating metric to provide a comprehensive view of the premium volume across all our business platforms. We defined TGP as the sum of Gross Written Premium (GWP) and Gross Placed Premium, reflecting the total premium volume placed, regardless of how we structured reinsurance treaties or the amount of risk retained.
Beginning in the first quarter of 2025 we have discontinued reporting Total Generated Premium. This change aligns with our evolving business model, the sale of our independent agent platform First Connect, and internal performance measurement practices. Specifically, we have shifted our focus toward metrics that more closely correlate with financial performance under our current operating strategy and capital allocation approach. Additionally, as our business has matured, we believe that other metrics such as gross written premium, net earned premium, and commission income more effectively reflect the core operating drivers and provide investors with a clearer view of our performance and growth.
We believe that this change enhances the clarity and comparability of our financial disclosures and aligns with industry standards. For consistency, historical figures for Total Generated Premium may continue to be referenced in select investor materials for comparative purposes, but will no longer be updated in our periodic filings.

	Three Months Ended March 31,
	2025	2024
	($ in millions)
Gross Written Premium	$210.9	$194.7
Total Revenue	110.3	85.1
Net Loss attributable to Hippo	(47.7)	(35.7)
Adjusted EBITDA	(41.1)	(19.8)
Gross Loss Ratio	95%	59%
Net Loss Ratio	106%	87%

Gross Written Premium
The following table provides Gross Written premium for the periods presented (in millions)

	Three Months Ended March 31,
	2025	2024	Change

	($ in millions)
Gross Written Premium	$210.9	$194.7	$16.2
Our Gross Written Premium for the three months ended March 31, 2025 increased 8% year-over-year to $210.9 million from $194.7 million for the three months ended March 31, 2024. The increase was driven primarily by the year-over-year growth in our Insurance-as-a-Service book of business.
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
For the three months ended March 31, 2025, adjusted EBITDA loss was $41.1 million, an increase of $21.3 million compared to a $19.8 million EBITDA loss for the three months ended March 31, 2024. The increase was due primarily to an increase in PCS events, primarily driven by a series of destructive wildfires that affected Los Angeles, California (“LA Wildfires”) which negatively impacted adjusted EBITDA by $45.4 million, this impact was partially offset by a growth in net earned premium due to higher premium retention compared to prior periods.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024

Net loss attributable to Hippo	$(47.7)	$(35.7)
Adjustments:
Net investment income	(5.8)	(5.9)
Depreciation and amortization	5.6	5.6
Stock-based compensation	7.7	8.4
Fair value adjustments	(0.5)	1.5
Other one-off transactions	(0.2)	2.5
Income tax (benefit) expense	(0.2)	0.2
Impairment and restructuring charges	—	3.6
Adjusted EBITDA	$(41.1)	$(19.8)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended March 31,
	2025	2024
Gross Losses and LAE	$211.8	$121.1
Gross Earned Premium	222.8	206.7
Gross Loss Ratio	95%	59%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events.

	Three Months Ended March 31,
	2025	2024
PCS losses	53%	10%
Non-PCS losses	42%	49%
Gross Loss Ratio	95%	59%
For the three months ended March 31, 2025, our Gross Loss Ratio was 95% net of a prior year favorable development of 1 percentage point relating to non-PCS events compared with 59% for the three months ended March 31, 2024. The increase in PCS losses for the three months ended March 31, 2025 includes 47 percentage points related to the LA Wildfires. These increases were partially offset by a decrease in our non-PCS losses due primarily to the benefits of the pricing and underwriting actions we have taken. There was no material PCS or non-PCS prior year developments in the prior year quarter.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended March 31,
	2025	2024
Net Losses and LAE	$92.4	$52.6
Net Earned Premium	87.3	60.5
Net Loss Ratio	106%	87%
The following table provides a reconciliation of Net Loss Ratio by named event PCS and non-PCS events.

	Three Months Ended March 31,
	2025	2024
PCS losses	61%	25%
Non-PCS losses	45%	62%
Net Loss Ratio	106%	87%
For the three months ended March 31, 2025, our net loss ratio was 106% net of a prior year favorable development of 3 percentage points relating to non-PCS events compared with 87% for the three months ended

March 31, 2024. The increase in PCS losses for the three months ended March 31, 2025 includes 51 percentage points related to the LA Wildfires. These increases were partially offset by a decrease in losses from wildfires other than the LA Wildfires. due primarily to the benefits of the pricing and underwriting actions we have taken. There was no material PCS or non-PCS prior year developments in the prior year quarter.

Segment Information

	Three Months Ended March 31, 2025
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$11.7	$38.9	$61.9	$(2.2)	$110.3
Adjusted operating income (loss)	(3.5)	(0.5)	(38.0)	0.9	(41.1)

	Three Months Ended March 31, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$11.4	$20.4	$55.1	$(1.8)	$85.1
Adjusted operating income (loss)	(5.3)	4.7	(20.2)	1.0	(19.8)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
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
Services
For the three months ended March 31, 2025, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had revenue of $11.7 million, an increase of 3% from $11.4 million over the prior year quarter. Our adjusted operating loss was $3.5 million, a decrease of 34% compared to a loss of $5.3 million in the prior year quarter, due primarily to lower adjusted operating expenses including a decrease in advertising costs, and an increase in revenue as noted above.
Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended March 31, 2025, revenue was $38.9 million, an increase of 91% from $20.4 million over the prior year quarter. The growth was driven primarily by a combination of increased premium retention on certain programs and the increase in performance of existing programs. Adjusted operating loss was $0.5 million, a decrease of 111% compared to income of $4.7 million in the prior year quarter, due primarily to an increase in loss and loss adjustment expenses due to losses from the LA Wildfires of $12.1 million and increased premium retention. There was also an increase in insurance related expenses due to the increase in premium retention. These were partially offset by an increase in revenue as noted above.
Hippo Home Insurance Program
For the three months ended March 31, 2025, our Hippo Homeowners Insurance Program had revenue of $61.9 million, an increase of 12% from $55.1 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium due to higher premium retention on our 2024 and 2025 reinsurance treaties. Adjusted operating loss was $38.0 million in the quarter, an increase of 88% compared to a loss of $20.2 million in the prior year quarter. The increase in adjusted operating loss was due primarily to an increase in loss and loss adjustment expenses due to the LA Wildfires of $32.0 million and seasonality of the book of business. These were partially offset by an increase in revenue as noted above.
Hippo Home Insurance Program Gross Loss Ratio
Hippo Home Insurance Program Gross Loss Ratio (“HPGLR”) is a key performance indicator that represents our underwriting operational performance. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjustment expense on our condensed consolidated statements of operations and comprehensive loss. This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended March 31,
	2025	2024
	Hippo Home Insurance Program
Non-PCS	53%	59%
PCS	68%	21%
HPGLR	121%	80%

For the three months ended March 31, 2025, HPGLR was 121% compared to 80% for the three months ended March 31, 2024. The increase reflected the effects of higher severity PCS events experienced in the three months ended March 31, 2025 primarily from the LA Wildfires, which was partially offset by a decrease in our non-PCS losses due primarily to the benefits of the pricing and underwriting actions we have taken. The increase in PCS losses for the three months ended March 31, 2025 includes 56 percentage points related to the LA Wildfires.

Results of Operations

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
Revenue:
Net earned premium	$87.3	$60.5	$26.8	44%
Commission income, net	14.4	15.9	(1.5)	(9)%
Service and fee income	2.8	2.8	—	—%
Net investment income	5.8	5.9	(0.1)	(2)%
Total revenue	110.3	85.1	25.2	30%
Expenses:
Losses and loss adjustment expenses	92.4	52.6	39.8	76%
Insurance related expenses	30.2	20.8	9.4	45%
Technology and development	8.1	8.3	(0.2)	(2)%
Sales and marketing	8.9	14.4	(5.5)	(38)%
General and administrative	16.5	18.3	(1.8)	(10)%
Impairment and restructuring charges	—	3.6	(3.6)	N/A
Other (income) expense, net	(0.2)	—	(0.2)	N/A
Total expenses	155.9	118.0	37.9	32%
Loss before income taxes	(45.6)	(32.9)	(12.7)	39%
Income tax (benefit) expense	(0.2)	0.2	(0.4)	(200)%
Net loss	(45.4)	(33.1)	(12.3)	37%

Net income attributable to noncontrolling interests, net of tax	2.3	2.6	(0.3)	(12)%
Net loss attributable to Hippo	$(47.7)	$(35.7)	$(12.0)	34%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	2.1	(0.5)	2.6	(520)%
Comprehensive loss attributable to Hippo	$(45.6)	$(36.2)	$(9.4)	26%

Comparison of the Three Months Ended March 31, 2025 and 2024
Net Revenue
The following table set forth net revenue by segment for the periods presented:

	Three months ended March 31,		$ Change	% Change
	2025	2024
Services	$11.7	$11.4	$0.3	3%
Insurance-as-a-Service	38.9	20.4	18.5	91%
Hippo Home Insurance Program	61.9	55.1	6.8	12%
Intersegment elimination	(2.2)	$(1.8)	(0.4)	22%
Total net revenue	$110.3	$85.1	$25.2	30%
Net Earned Premium
For the three months ended March 31, 2025, net earned premium was $87.3 million, an increase of $26.8 million compared to $60.5 million for the three months ended March 31, 2024. This increase was due primarily to increases in gross earned premium due to higher retention of earned premium, partially offset by an increased cost of XOL premiums for our catastrophic coverage which results in an increase in ceded earned premium and lower net earned premium. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended March 31, 2025 and 2024, $15.2 million and $13.5 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three months ended March 31, 2025 and 2024 (in millions).

	Three Months Ended
	March 31,
	2025	2024	Change
Gross written premium	$210.9	$194.7	$16.2
Ceded written premium	(110.6)	(85.9)	(24.7)
Net written premium	100.3	108.8	(8.5)
Change in unearned premium	(13.0)	(48.3)	35.3
Net earned premium	$87.3	$60.5	$26.8
Commission Income, Net
For the three months ended March 31, 2025, commission income was $14.4 million, a decrease of $1.5 million, or 9%, compared to $15.9 million for the three months ended March 31, 2024. The decrease was due primarily to a decrease in fronting fees and ceding commissions totaling $1.3 million due to higher premium retention.
Service and Fee Income
For the three months ended March 31, 2025, service and fee income was $2.8 million, compared to $2.8 million for the three months ended March 31, 2024.
Net Investment Income
For the three months ended March 31, 2025, net investment income was $5.8 million, a decrease of $0.1 million, compared to $5.9 million for the three months ended March 31, 2024. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.

Loss and Loss Adjustment Expenses
For the three months ended March 31, 2025, loss and loss adjustment expenses were $92.4 million, an increase of $39.8 million, compared to $52.6 million for the three months ended March 31, 2024. The increase was due primarily to the impact from the LA Wildfires of $44.1 million in the three months ended March 31, 2025, which was partially offset by a decrease in our non-PCS losses due primarily to the benefits of the pricing and underwriting actions we have taken.
Insurance Related Expenses
For the three months ended March 31, 2025, insurance related expenses were $30.2 million, an increase of $9.4 million, or 45%, compared to $20.8 million for the three months ended March 31, 2024. The increase was due primarily to an increase in acquisition expenses, net of $7.6 million due to our increased premium retention in our Insurance-as-a-Service segment..
Technology and Development Expenses
For the three months ended March 31, 2025, technology and development expenses were $8.1 million, a decrease of $0.2 million, or 2%, compared to $8.3 million for the three months ended March 31, 2024. The decrease was due primarily to a decrease in employee-related costs of $0.2 million.
Sales and Marketing Expenses
For the three months ended March 31, 2025, sales and marketing expenses were $8.9 million, a decrease of $5.5 million, or 38%, compared to $14.4 million for the three months ended March 31, 2024. The decrease was due primarily to a decrease in employee-related costs of $2.2 million due to a decrease in headcount and a decrease in the change in fair value of contingent consideration of $2.1 million. The decrease was also due to a decrease in advertising costs of $0.6 million, and a decrease in amortization of acquired intangible assets of $0.3 million.
General and Administrative Expenses
For the three months ended March 31, 2025, general and administrative expenses were $16.5 million, a decrease of $1.8 million, or 10%, compared to $18.3 million for the three months ended March 31, 2024. The decrease was due primarily to a decrease in legal costs.
Impairment and Restructuring Charges
There were no impairment and restructuring charges for the three months ended March 31, 2025. For the three months ended March 31, 2024, impairment and restructuring charges were $3.6 million which is primarily related to the impairment of a lease right-of-use asset due to abandonment of leased office space.
Income Taxes
For the three months ended March 31, 2025, income tax benefit was $0.2 million, a change of $0.4 million compared to an expense of $0.2 million for the three months ended March 31, 2024.
Net Loss Attributable to Hippo
Net loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended March 31, 2025, net loss attributable to Hippo was $47.7 million, an increase of $12.0 million compared to $35.7 million for the three months ended March 31, 2024 due to the factors described above.

Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of March 31, 2025, we had $140.9 million of cash, $39.3 million of restricted cash, and $387.6 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of March 31, 2025, is $17.4 million, and there were no outstanding amounts under this agreement.
In April 2025, our subsidiary, Spinnaker Insurance Company, entered into an agreement to issue a $50 million surplus note to several initial purchasers. The transaction is subject to regulatory approval by the Illinois Department of Insurance. If approved, the closing of the surplus note issuance would provide additional statutory capital and further support Spinnaker’s operational and growth initiatives. As of the date of this report, regulatory approval has not been received, and no proceeds have been funded.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Three Months Ended
	March 31,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(35.6)	$17.7	$(53.3)
Investing activities	$(11.0)	$58.5	$(69.5)
Financing activities	$(6.0)	$(8.0)	$2.0
Operating Activities
Cash used in operating activities was $35.6 million for the three months ended March 31, 2025, a change of $53.3 million, from cash provided by operating activities of $17.7 million for the three months ended March 31, 2024. The change was due primarily to an increase in net loss and decrease in cash provided by working capital. Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities.
Investing Activities

Cash used in investing activities was $11.0 million for the three months ended March 31, 2025, due primarily to the purchases of investment securities, partially offset by the maturities of investment securities.
Cash provided by investing activities was $58.5 million for the three months ended March 31, 2024, due primarily to the maturities of investment securities, partially offset by purchases of investment securities.
Financing Activities
Cash used in financing activities was $6.0 million for the three months ended March 31, 2025, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Cash used in financing activities was $8.0 million for the three months ended March 31, 2024, primarily driven by distributions to noncontrolling interests, repurchases of shares, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2024, other than an increase in Unpaid Loss and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
The last business day of the fiscal year of 2025 is the last day of the fiscal year following the fifth anniversary of our initial public offering. As a result, on December 31, 2025 we will cease to be an emerging growth company.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our investments.
Interest Rate Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities, short-term investments, and cash and cash equivalents. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Management does not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates. In addition, if a 10% change in interest rates were to have immediately occurred on March 31, 2025, this change would not have a material effect on the fair value of our investments as of that date.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 12, Commitments and Contingencies in the notes to the condensed consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
January 1 through January 31, 2025	—	$—	—
February 1 through February 28, 2025	—	$—	—
March 1 through March 31, 2025	—	$—	—
Total	—			$32.6

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Second Amendment to Lease by and between Tallwood Forest, LLC and Hippo Analytics Inc. dated as of April 11, 2025.
10.2*	Office Lease by and between KBSIII Almaden Financial Plaza, LLC and Hippo Analytics Inc. dated as of April 24, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: May 7, 2025	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer)