Form 10-Q
period 2025-06-30
Hippo Holdings Inc.
filed 2025-08-06
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had 25,028,054 shares of common stock outstanding as of July 30, 2025.

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

HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $237.1 million and $208.3 million, respectively)	$237.3	$205.7
Short-term investments, at fair value (amortized cost: $167.8 million and $167.6 million, respectively)	167.8	167.6
Total investments	405.1	373.3
Cash and cash equivalents	198.9	197.6
Restricted cash	26.9	35.2
Accounts receivable, net of allowance of $0.2 million and $0.6 million, respectively	227.1	167.0
Reinsurance recoverable on paid and unpaid losses and LAE	302.6	285.3
Prepaid reinsurance premiums	296.4	274.2
Ceding commissions receivable	107.7	79.5
Capitalized internal use software	47.2	48.1
Intangible assets	14.3	17.0
Assets held for sale	4.7	—
Other assets	75.3	66.2
Total assets	$1,706.2	$1,543.4
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$389.0	$350.0
Unearned premiums	506.2	457.9
Reinsurance premiums payable	302.9	248.6
Provision for commission	38.4	34.3
Surplus note	47.9	—
Liabilities held for sale	10.5	—
Accrued expenses and other liabilities	77.2	87.4
Total liabilities	1,372.1	1,178.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 25,543,053 and 24,866,803 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,653.7	1,639.7
Accumulated other comprehensive income (loss)	0.1	(2.7)
Accumulated deficit	(1,321.3)	(1,274.9)
Total Hippo stockholders’ equity	332.5	362.1
Noncontrolling interest	1.6	3.1
Total stockholders’ equity	334.1	365.2
Total liabilities and stockholders’ equity	$1,706.2	$1,543.4
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue:
Net earned premium	$94.0	$64.4	$181.3	$124.9
Commission income, net	14.7	16.1	29.1	32.0
Service and fee income	2.9	3.0	5.7	5.8
Net investment income	5.7	6.1	11.5	12.0
Total revenue	117.3	89.6	227.6	174.7
Expenses:
Losses and loss adjustment expenses	44.5	60.4	136.9	113.0
Insurance related expenses	32.8	24.5	63.0	45.3
Technology and development	8.1	7.8	16.2	16.1
Sales and marketing	9.2	13.4	18.1	27.8
General and administrative	17.4	19.9	33.9	38.2
Impairment and restructuring charges	1.2	—	1.2	3.6
Other expense (income), net	0.1	0.1	(0.1)	—
Total expenses	113.3	126.1	269.2	244.0
Income (loss) before income taxes	4.0	(36.5)	(41.6)	(69.3)
Income tax expense (benefit)	0.1	0.7	(0.1)	1.0
Net income (loss)	3.9	(37.2)	(41.5)	(70.3)
Net income attributable to noncontrolling interests, net of tax	2.6	3.3	4.9	5.9
Net income (loss) attributable to Hippo	$1.3	$(40.5)	$(46.4)	$(76.2)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	0.7	(0.2)	2.8	(0.7)
Comprehensive income (loss) attributable to Hippo	$2.0	$(40.7)	$(43.6)	$(76.9)

Per share data:
Net income (loss) attributable to Hippo - basic and diluted	$1.3	$(40.5)	$(46.4)	$(76.2)
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	25,343,457	24,633,960	25,168,442	24,583,168
Diluted	26,023,780	24,633,960	25,168,442	24,583,168
Net income (loss) per share attributable to Hippo
Basic	$0.05	$(1.64)	$(1.84)	$(3.10)
Diluted	$0.05	$(1.64)	$(1.84)	$(3.10)
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7
Net income	—	$—	$—	$—	$1.3	$1.3	$2.6	$3.9
Other comprehensive income	—	—	—	0.7	—	0.7	—	0.7
Issuance of common stock from stock plans and contingently issuable shares	385,839	—	1.3	—	—	1.3	—	1.3
Shares withheld related to net share settlement	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.6	—	—	8.6	—	8.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.9)	(3.9)
Balance at June 30, 2025	25,543,053	$—	$1,653.7	$0.1	$(1,321.3)	$332.5	$1.6	$334.1

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8
Net loss	—	$—	$—	$—	$(40.5)	$(40.5)	$3.3	$(37.2)
Other comprehensive income (loss)	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of common stock from stock plans and contingently issuable shares	481,804	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation expense	—	—	13.3	—	—	13.3	—	13.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2024	24,891,528	$—	$1,636.8	$(3.6)	$(1,310.6)	$322.6	$4.0	$326.6

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(10.9)	$7.1
Cash flows from investing activities:
Capitalized internal use software costs	(6.3)	(7.0)
Purchases of property and equipment	—	(0.2)
Purchases of fixed maturities	(49.4)	(24.0)
Maturities of fixed maturities	20.4	18.2
Sales of fixed maturities	—	1.4
Purchases of short-term investments	(148.7)	(114.8)
Maturities of short-term investments	146.6	156.6
Sales of short-term investments	4.5	0.2
Net cash (used in) provided by investing activities	(32.9)	30.4
Cash flows from financing activities:
Proceeds from surplus note	47.9	—
Taxes paid related to net share settlement of equity awards	(5.4)	(3.8)
Proceeds from issuance of common stock	2.3	2.2
Payments of contingent consideration	(0.4)	(0.5)
Distributions to noncontrolling interests and other	(7.6)	(10.3)
Net cash provided by (used in) financing activities	36.8	(12.4)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(7.0)	25.1
Cash, cash equivalents, and restricted cash at the beginning of the period	232.8	195.1
Cash, cash equivalents, and restricted cash at the end of the period	$225.8	$220.2

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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support issued letter of credits, collateral to insurers, and fiduciary assets. Restricted cash includes fiduciary assets of $21.8 million and $25.0 million as of June 30, 2025 and December 31, 2024, respectively.
Held for Sale Classification
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the proceeds expected to be received from the sale exceed the carrying amount of the business, a gain is recognized when the sale closes. Assets and liabilities related to a business classified as held for sale are segregated in the condensed consolidated balance sheet in the period in which the business is classified as held for sale. The Company determined that the sale of the Company’s homebuilder distribution network in the third quarter of 2025 will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
operations associated with the sale will not be reported in discontinued operations. Additional details are included in Note 9, Assets and Liabilities Held for Sale.
Surplus Note
    The surplus note is presented at its carrying value, which is its remaining par or face amount net of any related unamortized issuance costs. Issuance costs are amortized using the effective rate interest method. Amortization is recognized as a component of current interest expense.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt the guidance for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company is currently evaluating the impact of these amendments on its disclosures. The Company will update its income tax disclosures upon adoption.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$33.8	$0.1	$(0.1)	$33.8
States and other territories	9.9	0.1	(0.2)	9.8
Corporate securities	145.0	1.9	(0.3)	146.6
Residential mortgage-backed securities	30.2	0.1	(1.1)	29.2
Commercial mortgage-backed securities	6.9	—	(0.3)	6.6
Asset backed securities	11.3	—	—	11.3
Total fixed maturities available-for-sale	237.1	2.2	(2.0)	237.3
Short-term investments:
U.S. government and agencies	117.5	—	—	117.5
Corporate securities	50.3	—	—	50.3
Total short-term investments	167.8	—	—	167.8
Total	$404.9	$2.2	$(2.0)	$405.1

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$24.8	$—	$(0.2)	$24.6
States and other territories	11.2	—	(0.3)	10.9
Corporate securities	131.8	0.8	(1.1)	131.5
Residential mortgage-backed securities	21.5	—	(1.5)	20.0
Commercial mortgage-backed securities	7.2	0.1	(0.4)	6.9
Asset backed securities	11.8	—	—	11.8
Total fixed maturities available-for-sale	208.3	0.9	(3.5)	205.7
Short-term investments:
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	17.5	—	—	17.5
Corporate securities	31.6	—	—	31.6
Total short-term investments	167.6	—	—	167.6
Total	$375.9	$0.9	$(3.5)	$373.3

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of June 30, 2025, and December 31, 2024 (in millions):

	June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$16.9	$—	$1.9	$(0.1)	$18.8	$(0.1)
States and other territories	2.8	(0.1)	4.1	(0.1)	6.9	(0.2)
Corporate securities	30.3	—	13.9	(0.3)	44.2	(0.3)
Residential mortgage-backed securities	6.1	—	9.6	(1.1)	15.7	(1.1)
Commercial mortgage-backed securities	—	—	4.0	(0.3)	4.0	(0.3)
Asset backed securities	5.1	—	2.1	—	7.2	—
Short-term investments:
Corporate securities	25.6	—	—	—	25.6	—
Total	$86.8	$(0.1)	$35.6	$(1.9)	$122.4	$(2.0)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$14.5	$(0.1)	$1.9	$(0.1)	$16.4	$(0.2)
States and other territories	5.0	(0.1)	5.5	(0.2)	10.5	(0.3)
Corporate securities	55.2	(0.5)	25.4	(0.6)	80.6	(1.1)
Residential mortgage-backed securities	7.4	(0.1)	10.1	(1.4)	17.5	(1.5)
Commercial mortgage-backed securities	0.4	—	4.1	(0.4)	4.5	(0.4)
Asset backed securities	—	—	4.1	—	4.1	—
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	6.3	—	—	—	6.3	—
Corporate securities	7.4	—	—	—	7.4	—
Total	$96.2	$(0.8)	$51.1	$(2.7)	$147.3	$(3.5)
The Company has determined that unrealized losses as of June 30, 2025 and December 31, 2024 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
sell the investments before the recovery of the amortized cost basis or until maturity. As of June 30, 2025, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	June 30, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$40.2	$40.2
After one year through five years	116.9	117.5
After five years through ten years	30.7	31.6
After ten years	0.9	0.9
Residential mortgage-backed securities	30.2	29.2
Commercial mortgage-backed securities	6.9	6.6
Asset backed securities	11.3	11.3
Total fixed maturities available-for-sale	$237.1	$237.3
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and six months ended June 30, 2025 and 2024, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income	5.8	6.2	11.8	12.2
Investment expenses	(0.1)	(0.1)	(0.3)	(0.2)
Net investment income	$5.7	$6.1	$11.5	$12.0
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.2 million and $12.2 million as of June 30, 2025 and December 31, 2024, respectively.
3. Fair Value Measurement
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$225.8	$—	$—	$225.8
Fixed maturities available-for-sale:
U.S. government and agencies	33.8	—	—	33.8
States and other territories	—	9.8	—	9.8
Corporate securities	—	146.6	—	146.6
Residential mortgage-backed securities	—	29.2	—	29.2
Commercial mortgage-backed securities	—	6.6	—	6.6
Asset backed securities	—	11.3	—	11.3
Total fixed maturities available-for-sale	33.8	203.5	—	237.3
Short-term investments
U.S. government and agencies	117.5	—	—	117.5
Corporate securities	—	50.3	—	50.3
Total short-term investments	117.5	50.3	—	167.8
Total financial assets	$377.1	$253.8	$—	$630.9

Financial liabilities:
Contingent consideration liability	$—	$—	$9.9	$9.9
Total financial liabilities	$—	$—	$9.9	$9.9

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
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no other transfers between levels in the fair value hierarchy during the six months ended June 30, 2025.
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

	2025	2024
Balance as of January 1,	$11.7	$13.6
Payments of contingent consideration	(1.6)	(1.8)
Changes in fair value	(0.2)	2.0
Balance as of June 30,	$9.9	$13.8

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the second quarter of fiscal year 2025, the Company reclassified contingent consideration liability as held for sale. See Note 9, Assets and Liabilities Held for Sale for additional information related to this reclassification.
Non-Recurring Fair Value Measurements
The Company’s surplus note, issued on June 2, 2025, is recorded at its carrying value and we estimate the fair value on a non-recurring basis. The estimated fair value of the surplus note as of June 30, 2025 approximates its carrying value. This is considered a Level 2 valuation technique. See Note 8, Surplus Note for additional information related to the surplus note.
4. Intangible Assets

		June 30, 2025			December 31, 2024
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	3.2	$3.4	$(2.0)	$1.4	$3.4	$(1.8)	$1.6
State licenses and domain name	Indefinite	10.6	—	10.6	10.5	—	10.5
Customer relationships	5.4	3.0	(0.7)	2.3	18.5	(13.8)	4.7
Other	0.4	0.4	(0.4)	—	0.8	(0.6)	0.2
Total intangible assets, net		$17.4	$(3.1)	$14.3	$33.2	$(16.2)	$17.0
Amortization expense related to intangible assets for the three months ended June 30, 2025 and 2024 was $0.4 million and $1.2 million, respectively, and for the six months ended June 30, 2025 and 2024 was $1.3 million and $2.4 million, respectively. The amortization expense is included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive income (loss).
During the second quarter of fiscal year 2025, the Company reclassified a portion of intangible assets as held for sale. See Note 9, Assets and Liabilities Held for Sale for additional information related to this reclassification.
5. Capitalized Internal Use Software

	June 30, 2025	December 31, 2024
	(in millions)
Capitalized internal use software	$102.8	$95.0
Less: accumulated amortization	(55.6)	(46.9)
Total capitalized internal use software	$47.2	$48.1
Amortization expense related to capitalized internal use software for the three months ended June 30, 2025 and 2024 was $4.4 million and $4.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$8.7 million and $8.0 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive income (loss).
6. Other Assets

	June 30, 2025	December 31, 2024
	(in millions)
Property and equipment	$32.2	$33.0
Deferred policy acquisition costs	22.3	11.6
Prepaid expenses	6.4	6.6
Claims receivable	1.2	0.8
Lease right-of-use assets	2.1	4.7
Other	11.1	9.5
Total other assets	$75.3	$66.2
Policy acquisition costs deferred, net for the three months ended June 30, 2025 and 2024 was $15.5 million and $12.1 million, respectively, and for the six months ended June 30, 2025 and 2024 was $37.6 million and $24.0 million, respectively. The Company amortized deferred policy acquisition costs of $14.8 million and $7.4 million for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024 was $26.9 million and $10.5 million, respectively.
7. Accrued Expenses and Other Liabilities

	June 30, 2025	December 31, 2024
	(in millions)
Claim payments outstanding	$19.8	$19.3
Advances from customers	13.8	8.0
Premium refund liability	12.2	11.8
Lease liability	6.1	10.0
Employee related accruals	5.2	5.8
Fiduciary liability	0.5	1.8
Contingent consideration liability	—	11.7
Other	19.6	19.0
Total accrued expenses and other liabilities	$77.2	$87.4
During the second quarter of fiscal year 2025, the Company reclassified contingent consideration liability as held for sale. See Note 9, Assets and Liabilities Held for Sale for additional information related to this reclassification.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years. Interest on the outstanding principal is payable at September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company has accrued $0.4 million in interest expense for the six months ended June 30, 2025. The carrying amount of the surplus note is included in the statutory capital and surplus of Spinnaker Insurance Company (“Spinnaker”).

	June 30, 2025	December 31, 2024
	(in millions)
Surplus note	$50.0	$—
Less: unamortized debt issuance costs	(2.1)	—
Total surplus note, net	$47.9	$—
9. Assets and Liabilities Held for Sale
In June 2025, the Company and Westwood Insurance Agency, LLC (“Westwood”), entered a definitive agreement for the sale of the Company’s homebuilder distribution network. Total sale consideration consists of (i) $75 million in up-front cash consideration; and (ii) $25 million in cash consideration to be paid in the first quarter of 2026. The Company closed on the sale on July 1, 2025. Accordingly, as of June 30, 2025, the assets and liabilities to be conveyed to Westwood as part of the sale of the business have been classified as held for sale on the condensed consolidated balance sheets. In connection with the Closing and pursuant to an Omnibus Consent and Waiver Agreement (“Consent Agreement”) among certain subsidiaries of the Company and Lennar Title Group, LLC and its affiliates (collectively, “Lennar”), a related party, the Company (i) paid Lennar $8 million in consideration for Lennar’s required consent to the Westwood Sale; and (ii) agreed to make four quarterly milestone payments of $1 million each, commencing in the fourth quarter of 2026 and concluding in the third quarter of 2027, contingent upon Lennar’s material compliance with the terms set forth in the Consent Agreement and related Westwood Sale agreements.
The Company determined that the sale will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the sale will not be reported in discontinued operations. During the third quarter of fiscal year 2025, the Company expects to record a gain of approximately $90.0 million to the consolidated financial statements. The major classes

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
of assets and liabilities included as part of the disposal group classified as held for sale as of June 30, 2025 are (in millions):

Amount
(in millions)
Assets:
Cash	$1.6
Accounts receivable	1.5
Intangible assets	1.4
Other	0.2
Total Assets	4.7
Liabilities:
Contingent consideration liability	9.9
Other	0.6
Total Liabilities	$10.5

10. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the six months ended June 30, (in millions):

	2025	2024
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$350.0	$322.5
Less: Reinsurance recoverables on unpaid losses and LAE	(229.9)	(221.4)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	120.1	101.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	146.8	114.9
Prior years	(9.9)	(1.9)
Total incurred	136.9	113.0
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	81.5	61.4
Prior years	45.8	33.9
Total paid	127.3	95.3

Reserve for losses and LAE, net of reinsurance recoverables at end of period	129.7	118.8
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	259.3	228.1
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$389.0	$346.9
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable prior years development of $9.9 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. The prior period development for the six months ended June 30, 2025 of $9.9 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $8.0 million from attritional reserves and $1.9 million

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the six months ended June 30, 2024 of $1.9 million was driven primarily by favorable net loss development relating to the 2023 and prior accident years, resulting in a net release of $1.9 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
11. Reinsurance
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
The Company’s catastrophe reinsurance program supports property risks underwritten through Spinnaker on behalf of Hippo Home Insurance Program (“HHIP”) and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, Spinnaker is also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by HHIP through Spinnaker, the Company has strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting the Company’s confidence in the portfolio’s underwriting performance. HHIP remains covered by standalone catastrophe XOL protection.
Additionally, the Company utilizes collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re provide multi-year per occurrence coverage for a range of perils for business written through HHIP.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the three and six months ended June 30, 2025, and 2024 (in millions).

	For the Three Months Ended June 30,
	2025			2024
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$297.4	$237.3	$86.7	$255.0	$208.3	$119.2
Assumed	1.2	1.2	1.1	2.6	3.9	4.0
Gross	298.6	238.5	87.8	257.6	212.2	123.2
Ceded	(191.7)	(144.5)	(43.3)	(163.8)	(147.8)	(62.8)
Net	$106.9	$94.0	$44.5	$93.8	$64.4	$60.4

	For the Six Months Ended June 30,
	2025			2024
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$507.3	$458.5	$297.6	$443.6	$410.8	$236.5
Assumed	2.2	2.8	1.9	8.8	8.1	7.9
Gross	509.5	461.3	299.5	452.4	418.9	244.4
Ceded	(302.3)	(280.0)	(162.6)	(249.7)	(294.0)	(131.4)
Net	$207.2	$181.3	$136.9	$202.7	$124.9	$113.0
As of June 30, 2025 and December 31, 2024, a provision for sliding scale commissions of $24.9 million and $34.2 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, a receivable for sliding scale commissions of $11.1 million and $3.6 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, a provision for loss participation features of $23.0 million and $41.6 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets. The decrease is due primarily to settlements of the Company’s 2023 and prior year’s loss participation features with the Company’s participating reinsurers.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
California	$51.6	17.3%	$60.0	23.3%	97.6	19.2%	$100.5	22.2%
Florida	49.2	16.5%	37.1	14.4%	81.2	15.9%	62.7	13.9%
Texas	35.9	12.0%	36.7	14.2%	61.9	12.1%	64.4	14.2%
New York	27.4	9.2%	6.9	2.7%	39.6	7.8%	12.6	2.8%
Illinois	9.1	3.0%	8.9	3.5%	15.1	3.0%	14.9	3.3%
Massachusetts	8.1	2.7%	8.2	3.2%	13.3	2.6%	13.7	3.0%
Georgia	8.0	2.7%	6.3	2.4%	13.6	2.7%	13.6	3.0%
South Carolina	7.5	2.5%	8.9	3.5%	12.1	2.4%	13.3	2.9%
Louisiana	6.8	2.3%	6.6	2.6%	10.4	2.0%	11.0	2.4%
Colorado	6.5	2.2%	5.1	2.0%	11.0	2.2%	9.2	2.0%
Other	88.5	29.6%	72.9	27.3%	153.7	30.1%	136.5	31.2%
Total	$298.6	100.0%	$257.6	100%	$509.5	100.0%	$452.4	100.0%
13. Commitments and Contingencies
Purchase Commitments
As of June 30, 2025, the Company has total minimum purchase commitments, which must be made during the next three years, of $6.6 million.
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
14. Stockholders’ Equity
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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2024	1,152,878	$16.67	5.7	$11.7
Granted	—	—
Exercised	(118,473)	12.78		1.6
Cancelled/Expired	(1,703)	15.88		—
Outstanding as of June 30, 2025	1,032,702	17.12	5.3	$11.2
Vested and exercisable as of June 30, 2025	1,008,647	$17.15	5.3	$10.9
The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $1.6 million and $0.5 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the six months ended June 30, 2025 and 2024.
Total unrecognized compensation cost of $0.3 million as of June 30, 2025 is expected to be recognized over a weighted-average period of 0.8 years.
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
During the six months ended June 30, 2025, the Company granted 42,244 PRSUs to its CEO. Vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using a Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense expected to be recognized over the three-year period is $1 million.
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the RSU and PRSU activity for the six months ended June 30, 2025:

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,738,781	$24.40
Granted	1,066,244	28.78
Released	(675,602)	24.94
Canceled and forfeited	(243,604)	26.47
Unvested and outstanding as of June 30, 2025	1,885,819	$26.42
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $36.6 million as of June 30, 2025, and it is expected to be recognized over a weighted-average period of 1.6 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the six months ended June 30, 2024, 104,384 shares have been issued under the 2021 ESPP for $0.8 million. During the six months ended June 30, 2025, 88,878 shares have been issued under the 2021 ESPP for $0.7 million. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Losses and loss adjustment expenses	$0.3	$0.3	$0.6	$0.5
Insurance related expenses	1.3	1.6	2.5	2.0
Technology and development	1.4	1.9	3.0	3.6
Sales and marketing	0.9	2.7	1.9	4.6
General and administrative	4.0	5.4	7.6	9.6
Total stock-based compensation expense	$7.9	$11.9	$15.6	$20.3

Share Repurchases
No share repurchases were made under the Company’s existing share repurchase program during the six months ended June 30, 2025. As of June 30, 2025, $32.6 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
On July 1, 2025, the Company repurchased 514,309 shares of its common stock, beneficially owned by Lennar in a private transaction at a price per Share of $28.17, for an aggregate purchase price of $14.5 million. The repurchase of the shares was made under the Company’s existing share repurchase program. As of July 1, 2025,

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
after giving effect to the repurchase of the shares, approximately $18.1 million will remain authorized and available under the share repurchase program.
15. Income Taxes
The consolidated effective tax rate was 0.2% and (1.3)% for the six months ended June 30, 2025 and 2024, respectively. The difference between the rate for the three months ended June 30, 2025 and 2024 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of June 30, 2025 and 2024, the Company has $5.2 million and $5.8 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the six months ended June 30, 2025 and 2024.
16. Net Income (Loss) Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Hippo – basic and diluted (in millions)	$1.3	$(40.5)	$(46.4)	$(76.2)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	25,343,457	24,633,960	25,168,442	24,583,168
Diluted	26,023,780	24,633,960	25,168,442	24,583,168
Net income (loss) per share attributable to Hippo
Basic	$0.05	$(1.64)	$(1.84)	$(3.10)
Diluted	$0.05	$(1.64)	$(1.84)	$(3.10)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	June 30,
	2025	2024
Outstanding options	1,032,702	1,419,555
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	—	13,020
RSU and PRSUs	1,885,819	2,712,423
Total	3,278,521	4,504,998

17. Segments
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
The tables below present segment information reconciled to income (loss) before income taxes, for the periods indicated (in millions).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	38.8	55.2	$94.0
Commission income, net	7.6	6.0	0.8	14.4
Service and fee income	0.8	—	2.1	2.9
Net investment income	—	3.2	2.5	5.7
Intersegment revenue	3.3	—	—	3.3
Segment revenue	11.7	48.0	60.6	120.3
Reconciliation of Revenue
Eliminations(1)				(3.0)
Total consolidated revenue				117.3

Less segment expenses:
Loss and loss adjustment expense	—	14.2	30.0
Insurance related expense	—	18.8	11.1
Sales and marketing	6.2	—	1.5
Technology and development	2.8	—	3.8
General and administrative	3.3	1.8	6.9
Other expenses	—	—	—
Less: Net investment income	—	(3.2)	(2.5)
Less: Noncontrolling interest	(2.6)	—	—
Segment adjusted operating (loss) income	(3.2)	10.0	4.8	11.6
Eliminations(1)				0.2
Consolidated adjusted operating income				11.8

Reconciliation of segment adjusted operating income (loss)
Net investment income				5.7
Depreciation and amortization				(5.3)
Stock-based compensation				(7.9)
Fair value adjustments				(0.3)
Other one-off transactions				(1.0)
Interest expense				(0.4)
Impairment and restructuring charges				(1.2)
Noncontrolling interest				2.6
Income before income taxes				$4.0
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three months ended June 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	15.6	48.8	$64.4
Commission income, net	8.1	5.9	1.2	15.2
Service and fee income	—	—	3.0	3.0
Net investment income	—	2.9	3.2	6.1
Intersegment revenue	4.0	—	—	4.0
Segment revenue	12.1	24.4	56.2	92.7
Reconciliation of Revenue
Eliminations(1)				(3.1)
Total consolidated revenue				89.6

Less segment expenses:
Loss and loss adjustment expense	—	5.2	54.9
Insurance related expense	—	8.8	12.7
Sales and marketing	8.1	—	1.6
Technology and development	2.5	0.1	3.2
General and administrative	2.7	1.7	6.6
Other expenses	—	—	—
Less: Net investment income	—	(2.9)	(3.2)
Less: Noncontrolling interest	(3.3)	—	—
Segment adjusted operating (loss) income	(4.5)	5.7	(26.0)	(24.8)
Eliminations(1)				(0.1)
Consolidated adjusted operating loss				(24.9)

Reconciliation of segment adjusted operating income (loss)
Net investment income				6.1
Depreciation and amortization				(5.9)
Stock-based compensation				(11.9)
Fair value adjustments				(0.4)
Other one-off transactions				(2.8)
Noncontrolling interest				3.3
Loss before income taxes				$(36.5)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2025
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	70.0	111.3	$181.3
Commission income, net	15.9	10.7	1.8	28.4
Service and fee income	1.6	—	4.1	5.7
Net investment income	—	6.2	5.3	11.5
Intersegment revenue	5.9	—	—	5.9
Segment revenue	23.4	86.9	122.5	232.8
Reconciliation of Revenue
Eliminations(1)				(5.2)
Total consolidated revenue				227.6

Less segment expenses:
Loss and loss adjustment expense	—	32.1	104.2
Insurance related expense	—	35.3	22.1
Sales and marketing	12.7	0.1	2.8
Technology and development	5.5	0.1	7.4
General and administrative	7.0	3.6	13.9
Other expenses	—	—	—
Less: Net investment income	—	(6.2)	(5.3)
Less: Noncontrolling interest	(4.9)	—	—
Segment adjusted operating (loss) income	(6.7)	9.5	(33.2)	(30.4)
Eliminations(1)				1.1
Consolidated adjusted operating loss				(29.3)

Reconciliation of segment adjusted operating income (loss)
Net investment income				11.5
Depreciation and amortization				(10.9)
Stock-based compensation				(15.6)
Fair value adjustments				0.2
Other one-off transactions				(0.8)
Interest expense				(0.4)
Impairment and restructuring charges				(1.2)
Noncontrolling interest				4.9
Loss before income taxes				$(41.6)

(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2024
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Total
Revenue from external customers
Net earned premium	$—	28.0	96.9	$124.9
Commission income, net	16.3	11.4	2.1	29.8
Service and fee income	0.1	—	5.7	5.8
Net investment income	—	5.4	6.6	12.0
Intersegment revenue	7.1	—	—	7.1
Segment revenue	23.5	44.8	111.3	179.6
Reconciliation of Revenue
Eliminations(1)				(4.9)
Total consolidated revenue				174.7

Less segment expenses:
Loss and loss adjustment expense	—	9.7	102.8
Insurance related expense	—	15.7	24.9
Sales and marketing	16.5	—	3.2
Technology and development	5.4	0.1	6.9
General and administrative	5.5	3.5	13.1
Other expenses	—	—	—
Less: Net investment income	—	(5.4)	(6.6)
Less: Noncontrolling interest	(5.9)	—	—
Segment adjusted operating (loss) income	(9.8)	10.4	(46.2)	(45.6)
Eliminations(1)				0.9
Consolidated adjusted operating loss				(44.7)

Reconciliation of segment adjusted operating income (loss)
Net investment income				12.0
Depreciation and amortization				(11.5)
Stock-based compensation				(20.3)
Fair value adjustments				(1.9)
Other one-off transactions				(5.2)
Impairment and restructuring charges				(3.6)
Noncontrolling interest				5.9
Loss before income taxes				$(69.3)

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
Our catastrophe reinsurance program supports property risks underwritten through Spinnaker Insurance Company (“Spinnaker”) on behalf of HHIP and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, Spinnaker is also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
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
Our Ability to Attract New Customers
Our long-term growth will depend, in large part, on our continued ability to attract new customers to our platform. For Hippo home insurance policies, we seek to minimize the volatility of our portfolio and will take actions as needed. We intend to continue to drive new customer growth by highlighting our consumer-focused approach to home protection and insurance across multiple distribution channels, regardless of whether the customer is a Hippo policyholder. In particular, we seek to grow by:
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
Impairment and Restructuring Charges
Impairment and restructuring charges consist of non-cash impairment charges relating to leases. It also consists of severance and other personnel costs associated with exit and disposal activities as well as reductions in workforce.
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
The non-GAAP financial measures below have not been calculated in accordance with GAAP, and should be considered in addition to results prepared in accordance with GAAP, and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted EBITDA and adjusted net income should not be construed as indicators of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Beginning in the second quarter of 2025, we are reporting adjusted net income as a performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitably of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in millions)
Gross Written Premium	$298.6	$257.6	509.5	452.4
Total Revenue	117.3	89.6	227.6	174.7
Net Income (Loss) attributable to Hippo	1.3	(40.5)	(46.4)	(76.2)
Adjusted Net Income (Loss)	17.0	(19.5)	(18.1)	(33.7)
Adjusted EBITDA	11.8	(24.9)	(29.3)	(44.7)
Gross Loss Ratio	37%	58%	65%	58%
Net Loss Ratio	47%	94%	75%	91%
Gross Written Premium
The following table provides Gross Written premium for the periods presented (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	($ in millions)
Gross Written Premium	$298.6	$257.6	$41.0	$509.5	$452.4	$57.1
Our Gross Written Premium for the three months ended June 30, 2025 increased 16% year-over-year to $298.6 million from $257.6 million for the three months ended June 30, 2024. The increase was driven primarily by the year-over-year growth in our Insurance-as-a-Service book of business.
Our Gross Written Premium for the six months ended June 30, 2025 increased 13% year-over-year to $509.5 million from $452.4 million for the six months ended June 30, 2024. The increase was driven primarily by the year-over-year growth in our Insurance-as-a-Service book of business.
Adjusted Net Income (Loss)
We define adjusted net income, a Non-GAAP financial measure, as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitably of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.
For the three months ended June 30, 2025, adjusted net income was $17.0 million, a change of $36.5 million compared to a $19.5 million adjusted net loss for the three months ended June 30, 2024. The increase was due primarily to a decrease in our net loss ratio, partially offset by an increase in insurance related expenses due to the overall growth of our business.
For the six months ended June 30, 2025, adjusted net loss was $18.1 million, a decrease of $15.6 million compared to a $33.7 million adjusted net loss for the six months ended June 30, 2024. The decrease was due primarily to a decrease in our net loss ratio, partially offset by an increase in insurance related expenses due to the overall growth of our business.
Net income calculated in accordance with GAAP reconciles to adjusted net income as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss) attributable to Hippo	$1.3	$(40.5)	$(46.4)	$(76.2)
Adjustments:
Depreciation and amortization	5.3	5.9	10.9	11.5
Stock-based compensation	7.9	11.9	15.6	20.3
Fair value adjustments	0.3	0.4	(0.2)	1.9
Other one-off transactions	1.0	2.8	0.8	5.2
Impairment and restructuring charges	1.2	—	1.2	3.6
Adjusted net income (loss)	$17.0	$(19.5)	$(18.1)	$(33.7)
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
For the three months ended June 30, 2025, adjusted EBITDA was $11.8 million, a change of $36.7 million compared to a $24.9 million adjusted EBITDA loss for the three months ended June 30, 2024. The increase was due primarily to a decrease in our net loss ratio, partially offset by an increase in insurance related expenses due to our overall growth of our business.
For the six months ended June 30, 2025, adjusted EBITDA loss was $29.3 million, a decrease of $15.4 million compared to a $44.7 million adjusted EBITDA loss for the six months ended June 30, 2024. The decrease was due primarily to a decrease in our net loss ratio, partially offset by an increase in insurance related expenses due to our overall growth of our business.
The following table provides a reconciliation from net loss attributable to Hippo to adjusted EBITDA for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss) attributable to Hippo	$1.3	$(40.5)	$(46.4)	$(76.2)
Adjustments:
Net investment income	(5.7)	(6.1)	(11.5)	(12.0)
Depreciation and amortization	5.3	5.9	10.9	11.5
Stock-based compensation	7.9	11.9	15.6	20.3
Fair value adjustments	0.3	0.4	(0.2)	1.9
Interest expense	0.4	—	0.4	—
Other one-off transactions	1.0	2.8	0.8	5.2
Income tax expense (benefit)	0.1	0.7	(0.1)	1.0
Impairment and restructuring charges	1.2	—	1.2	3.6
Adjusted EBITDA	$11.8	$(24.9)	$(29.3)	$(44.7)

Gross Loss Ratio
Gross Loss Ratio, expressed as a percentage, is the ratio of the Gross Losses and LAE to the Gross Earned Premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross Losses and LAE	$87.8	$123.2	$299.5	$244.4
Gross Earned Premium	238.5	212.2	461.3	418.9
Gross Loss Ratio	37%	58%	65%	58%
The following table provides a reconciliation of Gross Loss Ratio by named event Property Claims Services (“PCS”) and non-PCS events:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PCS losses	3%	10%	28%	10%
Non-PCS losses	34%	48%	37%	48%
Gross Loss Ratio	37%	58%	65%	58%
For the three months ended June 30, 2025, our Gross Loss Ratio was 37%, net of a prior year favorable development of 10 percentage points relating to non-PCS losses and 2 percentage points relating to PCS events, compared with 58%, net of a prior year favorable development of 5 percentage points relating to PCS events for the three months ended June 30, 2024. The decrease in non-PCS losses for the three months ended June 30, 2025 was due primarily to the benefits of the pricing and underwriting actions we have taken. The decrease in PCS losses for the three months ended June 30, 2025 was due primarily to lower catastrophe losses.
For the six months ended June 30, 2025, our Gross Loss Ratio was 65%, net of a prior year favorable development of 6 percentage points relating to non-PCS losses and 1 percentage point relating to PCS events, compared with 58%, net of a prior year favorable development of 2 percentage points relating to PCS events for the six months ended June 30, 2024. The increase was primarily due to an increase in PCS losses, of which 22 percentage points was due to a series of destructive wildfires that affected Los Angeles, California (the “LA Wildfires”), which occurred in the first quarter of 2025. This increase was partially offset by a decrease in non-PCS losses due primarily to benefits of the pricing and underwriting actions we have taken.
Net Loss Ratio
Net loss ratio expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Losses and LAE	$44.5	$60.4	$136.9	$113.0
Net Earned Premium	94.0	64.4	181.3	124.9
Net Loss Ratio	47%	94%	75%	91%

The following table provides a reconciliation of Net Loss Ratio by named event PCS and non-PCS events:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PCS losses	8%	34%	34%	30%
Non-PCS losses	39%	60%	41%	61%
Net Loss Ratio	47%	94%	75%	91%
For the three months ended June 30, 2025, our net loss ratio was 47%, net of a prior year favorable development of 5 percentage points relating to non-PCS losses and 2 percentage points related to PCS events, compared with 94%, net of a prior year favorable development of 3 percentage points relating to PCS events, for the three months ended June 30, 2024. The decrease in PCS losses for the three months ended June 30, 2025 was due primarily to lower catastrophe losses. The decrease in non-PCS losses for the three months ended June 30, 2025 was due primarily to the benefits of the pricing and underwriting actions we have taken.
For the six months ended June 30, 2025, our net loss ratio was 75%, net of a prior year favorable development of 4 percentage points relating to non-PCS losses and 1 percentage point related to PCS events, compared with 91% net of a prior year favorable development of 2 percentage points relating to PCS events for the six months ended June 30, 2024. The decrease was primarily due to a decrease in non-PCS losses due to benefits of the pricing and underwriting actions we have taken. This was partially offset by an increase in PCS losses, of which 24 percentage points was due to the LA Wildfires, which occurred in the first quarter of 2025.

Segment Information

	Three Months Ended June 30, 2025
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$11.7	$48.0	$60.6	$(3.0)	$117.3
Adjusted operating income (loss)	(3.2)	10.0	4.8	0.2	11.8

	Three Months Ended June 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$12.1	$24.4	$56.2	$(3.1)	$89.6
Adjusted operating income (loss)	(4.5)	5.7	(26.0)	(0.1)	(24.9)

	Six Months Ended June 30, 2025
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$23.4	$86.9	$122.5	$(5.2)	$227.6
Adjusted operating income (loss)	(6.7)	9.5	(33.2)	1.1	(29.3)

	Six Months Ended June 30, 2024
	($ in millions)
	Services	Insurance-as-a-Service	Hippo Home Insurance Program	Intersegment Eliminations(1)	Total
Total Revenue	$23.5	$44.8	$111.3	$(4.9)	$174.7
Adjusted operating income (loss)	(9.8)	10.4	(46.2)	0.9	(44.7)
(1)Intersegment eliminations include commissions paid from Hippo Home Insurance Program for policies sold by the Company’s Agency segment (revenue, cost, and other adjustments in respective business units eliminated as part of consolidation). Intersegment eliminations also include premiums written between the segments.
Segment adjusted operating income (loss) is our primary segment profitability measure, and is calculated as segment revenue less operating expenses that are directly attributable to the segments. Refer to Note 17 of the accompanying condensed consolidated financial statements for additional information on segments and a reconciliation of Segment adjusted operating income (loss) to net loss attributable to Hippo.
Services
For the three months ended June 30, 2025, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had revenue of $11.7 million, a decrease of 3% from $12.1 million over the prior year quarter. Our adjusted operating loss was $3.2 million, a decrease of 29% compared to a loss of $4.5 million in the prior year quarter, due primarily to lower noncontrolling interests and sales and marketing expenses, partially offset by a decrease in revenue due to the First Connect divestiture in October 2024.
For the six months ended June 30, 2025, our Services segment, which earns fees and/or commission income without assuming underwriting risk or need for reinsurance, had revenue of $23.4 million compared to $23.5 million over the prior year period. Our adjusted operating loss was $6.7 million, a decrease of 32% compared to a loss of $9.8 million in the prior year period, due primarily to lower sales and marketing expenses.
Insurance-as-a-Service
Our Insurance-as-a-Service segment, which through our carrier, Spinnaker, leverages our capital and insurance licenses to provide capacity to MGAs, creating diversified income through fees, underwriting profits, and investment income. For the three months ended June 30, 2025, revenue was $48.0 million, an increase of 97% from $24.4 million over the prior year quarter. The growth was driven primarily by a combination of increased premium retention and the growth of our book of business. Adjusted operating income was $10.0 million, an increase of 75% compared to income of $5.7 million in the prior year quarter, due primarily to an increased premium retention, partially offset by the increase in loss and loss adjustment expenses and insurance related expenses.
For the six months ended June 30, 2025, revenue was $86.9 million, an increase of 94% from $44.8 million over the prior year period. The growth was driven primarily by a combination of increased premium retention and the growth of our book of business. Adjusted operating income was $9.5 million, a decrease of 9% compared to income of $10.4 million in the prior year period, due primarily to the increase in loss and loss adjustment expenses, including the impact of the LA Wildfires of $10.0 million, which occurred in the first quarter of 2025, and insurance related expenses due to the growth of the book of business, partially offset by the increase in revenue.
Hippo Home Insurance Program
For the three months ended June 30, 2025, our Hippo Homeowners Insurance Program had revenue of $60.6 million, an increase of 8% from $56.2 million over the prior year quarter. The increase in revenue was due primarily to higher net earned premium due to higher premium retention on our 2024 and 2025 reinsurance treaties. Adjusted operating income was $4.8 million in the quarter compared to a loss of $26.0 million in the prior year quarter. The change in adjusted operating income was due primarily to a decrease in loss and loss adjustment expenses, as well as the increase in revenue.

For the six months ended June 30, 2025, our Hippo Homeowners Insurance Program had revenue of $122.5 million, an increase of 10% from $111.3 million over the prior year period. The increase in revenue was due primarily to higher net earned premium. Adjusted operating loss was $33.2 million in the period, a decrease of 28%, compared to a loss of $46.2 million in the prior year period. The decrease in adjusted operating loss was due primarily to an increase in revenue and improved net loss ratios.
Hippo Home Insurance Program Gross Loss Ratio
Hippo Home Insurance Program Gross Loss Ratio (“HPGLR”) is a key performance indicator that represents our underwriting operational performance. This ratio includes losses and premiums written and placed on Spinnaker (our carrier) as well as other carriers for Hippo policies (policies underwritten by the Hippo MGA). For the periods presented, changes in this ratio also impact our ceding commission revenue and loss participation features in our reinsurance treaties, which is included in loss and loss adjustment expense on our condensed consolidated statements of operations and comprehensive income (loss). This ratio is also used by our reinsurers and other carriers to make business decisions relating to the capacity of reinsurance and amount of ceding commission that would be available to Hippo. The lower the ratio, the better the economics for Hippo.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Hippo Home Insurance Program
PCS	11%	24%	41%	23%
Non-PCS	33%	60%	42%	59%
HPGLR	44%	84%	83%	82%

For the three months ended June 30, 2025, HPGLR was 44%, net of prior year favorable development of 11 percentage points relating non-PCS losses and 2 percentage points relating to PCS events, compared to 84%, net of a prior year favorable development of 15 percentage points relating to PCS events, for the three months ended June 30, 2024. The decrease was due primarily to a decrease in our non-PCS losses due primarily to the benefits of the pricing and underwriting actions we have taken, and a decrease in PCS losses due to lower catastrophe losses.
For the six months ended June 30, 2025, HPGLR was 83% net of a prior year favorable development of 5 percentage points relating to non-PCS losses and 1 percentage point relating to PCS events, compared to 82% net of a prior year favorable development of 7 percentage points relating to PCS events. The improvement in our non-PCS loss ratio due primarily to the benefits of the pricing and underwriting actions we have taken, which was offset by an increase in our PCS loss ratio primarily due to the LA Wildfires, which occurred in the first quarter of 2025.

Results of Operations

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Revenue:
Net earned premium	$94.0	$64.4	$29.6	46%	$181.3	$124.9	$56.4	45%
Commission income, net	14.7	16.1	(1.4)	(9)%	29.1	32.0	(2.9)	(9)%
Service and fee income	2.9	3.0	(0.1)	(3)%	5.7	5.8	(0.1)	(2)%
Net investment income	5.7	6.1	(0.4)	(7)%	11.5	12.0	(0.5)	(4)%
Total revenue	117.3	89.6	27.7	31%	227.6	174.7	52.9	30%
Expenses:
Losses and loss adjustment expenses	44.5	60.4	(15.9)	(26)%	136.9	113.0	23.9	21%
Insurance related expenses	32.8	24.5	8.3	34%	63.0	45.3	17.7	39%
Technology and development	8.1	7.8	0.3	4%	16.2	16.1	0.1	1%
Sales and marketing	9.2	13.4	(4.2)	(31)%	18.1	27.8	(9.7)	(35)%
General and administrative	17.4	19.9	(2.5)	(13)%	33.9	38.2	(4.3)	(11)%
Impairment and restructuring charges	1.2	—	1.2	100%	1.2	3.6	(2.4)	(67)%
Other (income) expense, net	0.1	0.1	—	—	(0.1)	—	(0.1)	100%
Total expenses	113.3	126.1	(12.8)	(10)%	269.2	244.0	25.2	10%
Income (loss) before income taxes	4.0	(36.5)	40.5	(111)%	(41.6)	(69.3)	27.7	(40)%
Income tax (benefit) expense	0.1	0.7	(0.6)	(86)%	(0.1)	1.0	(1.1)	(110)%
Net income (loss)	3.9	(37.2)	41.1	(110)%	(41.5)	(70.3)	28.8	(41)%

Net income attributable to noncontrolling interests, net of tax	2.6	3.3	(0.7)	(21)%	4.9	5.9	(1.0)	(17)%
Net income (loss) attributable to Hippo	$1.3	$(40.5)	$41.8	(103)%	$(46.4)	(76.2)	$29.8	(39)%
Other comprehensive income (loss):
Change in net unrealized gain on available-for-sale securities, net of tax	0.7	(0.2)	0.9	(450)%	2.8	(0.7)	3.5	(500)%
Comprehensive income (loss) attributable to Hippo	$2.0	$(40.7)	$42.7	(105)%	$(43.6)	(76.9)	$33.3	(43)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Net Revenue
The following table set forth net revenue by segment for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Services	$11.7	$12.1	$(0.4)	(3)%	$23.4	$23.5	$(0.1)	—%
Insurance-as-a-Service	48.0	24.4	23.6	97%	86.9	44.8	42.1	94%
Hippo Home Insurance Program	60.6	56.2	4.4	8%	122.5	111.3	11.2	10%
Intersegment elimination	(3.0)	(3.1)	0.1	(3)%	(5.2)	(4.9)	(0.3)	6%
Total net revenue	$117.3	$89.6	$27.7	31%	$227.6	$174.7	$52.9	30%
Net Earned Premium
For the three months ended June 30, 2025, net earned premium was $94.0 million, an increase of $29.6 million compared to $64.4 million for the three months ended June 30, 2024. This increase was due primarily to increases in gross earned premium due to higher retention of earned premium on our Insurance-as-a-Service book of business. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the three months ended June 30, 2025 and 2024, $13.5 million and $15.4 million, respectively, was offset against earned premium for XOL.
For the six months ended June 30, 2025, net earned premium was $181.3 million, an increase of $56.4 million compared to $124.9 million for the six months ended June 30, 2024. This increase was due primarily to increases in gross earned premium due to year-over-year growth of our total book of business and higher retention of earned premium due to higher retention on our Insurance-as-a-Service book of business. We purchased XOL to cover events in excess of per occurrence limits based on the expected growth in exposure during the year. For the six months ended June 30, 2025 and 2024, $28.8 million and $28.9 million, respectively, was offset against earned premium for XOL.
The following table presents gross written premium, ceded written premium, net written premium, change in unearned premium, and net earned premium for the three and six months ended June 30, 2025 and 2024 (in millions).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Gross written premium	$298.6	$257.6	$41.0	$509.5	$452.4	$57.1
Ceded written premium	(191.7)	(163.8)	(27.9)	(302.3)	(249.7)	(52.6)
Net written premium	106.9	93.8	13.1	207.2	202.7	4.5
Change in unearned premium	(12.9)	(29.4)	16.5	(25.9)	(77.8)	51.9
Net earned premium	$94.0	$64.4	$29.6	$181.3	$124.9	$56.4
Commission Income, Net
For the three months ended June 30, 2025, commission income was $14.7 million, a decrease of $1.4 million, or 9%, compared to $16.1 million for the three months ended June 30, 2024. The decrease was due primarily to a decrease in ceding commissions and fronting fees totaling $0.8 million due to higher premium retention.
For the six months ended June 30, 2025, commission income was $29.1 million, a decrease of $2.9 million, or 9%, compared to $32.0 million for the six months ended June 30, 2024. The decrease was due primarily to a decrease in ceding commissions and fronting fees totaling $2.1 million due to higher premium retention, which decreases ceding commissions and increases net earned premium.
Service and Fee Income
For the three months ended June 30, 2025, service and fee income was $2.9 million, a decrease of $0.1 million, or 3%, compared to $3.0 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, service and fee income was $5.7 million, a decrease of $0.1 million, or 2%, compared to $5.8 million for the six months ended June 30, 2024.
Net Investment Income
For the three months ended June 30, 2025, net investment income was $5.7 million, a decrease of $0.4 million, compared to $6.1 million for the three months ended June 30, 2024. The decrease was due primarily to a decrease in yields. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.

For the six months ended June 30, 2025, net investment income was $11.5 million, a decrease of $0.5 million, compared to $12.0 million for the six months ended June 30, 2024. The decrease was due primarily to a decrease in yields. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended June 30, 2025, loss and loss adjustment expenses were $44.5 million, a decrease of $15.9 million, compared to $60.4 million for the three months ended June 30, 2024. The decrease was due primarily to a decrease in PCS losses driven by lower catastrophe losses, and a decrease in non-PCS losses driven by the benefits of the pricing and underwriting actions we have taken. Loss and loss adjustment expense for the three months ended June 30, 2025 also benefited from prior accident year reserve releases of $6.9 million, compared to $1.9 million in the same period in 2024.
For the six months ended June 30, 2025, loss and loss adjustment expenses were $136.9 million ,an increase of $23.9 million, compared to $113.0 million for the six months ended June 30, 2024. The increase was primarily due to an increase in PCS losses, of which $42.3 million was due to the LA Wildfires, partially offset by a decrease in non-PCS losses due to benefits of the pricing and underwriting actions we have taken. Loss and loss adjustment expense for the six months ended June 30, 2025 also benefited from prior accident year reserve releases of $9.9 million, compared to $1.9 million in the same six-month period in 2024.
Insurance Related Expenses
For the three months ended June 30, 2025, insurance related expenses were $32.8 million, an increase of $8.3 million, or 34%, compared to $24.5 million for the three months ended June 30, 2024. The increase was due primarily to an increase in acquisition expenses, net of $9.2 million due to increased premium retention in our Insurance-as-a-Service segment, partially offset by a decrease in underwriting costs of $0.4 million.
For the six months ended June 30, 2025, insurance related expenses were $63.0 million, an increase of $17.7 million, or 39%, compared to $45.3 million for the six months ended June 30, 2024. The increase was due primarily to an increase in acquisition expenses, net of $16.9 million due to increased premium retention and the growth of our book of business.
Technology and Development Expenses
For the three months ended June 30, 2025, technology and development expenses were $8.1 million, an increase of $0.3 million, or 4%, compared to $7.8 million for the three months ended June 30, 2024. The increase was due primarily to an increase in employee-related costs of $0.3 million.
For the six months ended June 30, 2025, technology and development expenses were $16.2 million, an increase of $0.1 million, or 1%, compared to $16.1 million for the six months ended June 30, 2024. The increase was due primarily to an increase in employee-related costs of $0.2 million.
Sales and Marketing Expenses
For the three months ended June 30, 2025, sales and marketing expenses were $9.2 million, a decrease of $4.2 million, or 31%, compared to $13.4 million for the three months ended June 30, 2024. The decrease was due primarily to a decrease in employee-related costs of $2.7 million, including a decrease in stock-based compensation of $1.7 million due to a decrease in headcount. The decrease was also due to a decrease in amortization of acquired intangible assets of $0.8 million, which was fully amortized in the first quarter of 2025, and a decrease in advertising costs of $0.5 million.
For the six months ended June 30, 2025, sales and marketing expenses were $18.1 million, a decrease of $9.7 million, or 35%, compared to $27.8 million for the six months ended June 30, 2024. The decrease was due primarily to a decrease in employee-related costs of $4.9 million, including a decrease in stock-based compensation of $2.6 million due to a decrease in headcount. The decrease was also due to the change in fair value of contingent consideration of $2.2 million and a decrease in advertising costs of $1.0 million.
General and Administrative Expenses
For the three months ended June 30, 2025, general and administrative expenses were $17.4 million, a decrease of $2.5 million, or 13%, compared to $19.9 million for the three months ended June 30, 2024. The decrease was due primarily to a decrease in legal costs of $1.8 million and a decrease in employee-related costs of $0.8 million.

For the six months ended June 30, 2025, general and administrative expenses were $33.9 million , a decrease of $4.3 million, or 11%, compared to $38.2 million for the six months ended June 30, 2024. The decrease was due primarily to a decrease in legal costs of $3.5 million and a decrease in facilities cost of $0.7 million.
Impairment and Restructuring Charges
For the three months ended June 30, 2025, impairment and restructuring charges were $1.2 million. This is related to the impairment of a lease right-of-use asset due to termination of leased office space.
For the six months ended June 30, 2025, impairment and restructuring charges were $1.2 million, a decrease of $2.4 million, or 67%, compared to $3.6 million for the six months ended June 30, 2024. The decrease was primarily related to the impairment of leased office space.
Income Taxes
For the three months ended June 30, 2025, income tax expense was $0.1 million, a decrease of $0.6 million compared to $0.7 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, income tax benefit was $0.1 million, a change of $1.1 million compared to an expense of $1.0 million for the six months ended June 30, 2024.
Net (Income) Loss Attributable to Hippo
Net (income) loss attributable to Hippo is calculated in accordance with GAAP as total revenue less total expenses and taxes and net of net income attributable to noncontrolling interest, net of tax.
For the three months ended June 30, 2025, net income attributable to Hippo was $1.3 million, a change of $41.8 million compared to a net loss attributable to Hippo of $40.5 million for the three months ended June 30, 2024 due to the factors described above.
For the six months ended June 30, 2025, net loss attributable to Hippo was $46.4 million, a decrease of $29.8 million compared to $76.2 million for the six months ended June 30, 2024 due to the factors described above.

Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of June 30, 2025, we had $198.9 million of cash, $26.9 million of restricted cash, and $405.1 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of June 30, 2025, is $42.5 million, and there were no outstanding amounts under this agreement.
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million. The surplus note issuance provides additional statutory capital and further support Spinnaker’s operational and growth initiatives.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, and from net proceeds from the surplus note, private placement transaction in connection with the Business Combination, the Business Combination, and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Six Months Ended
	June 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$(10.9)	$7.1	$(18.0)
Investing activities	$(32.9)	$30.4	$(63.3)
Financing activities	$36.8	$(12.4)	$49.2
Operating Activities
Cash used in operating activities was $10.9 million for the six months ended June 30, 2025, a change of $18.0 million, from cash provided by operating activities of $7.1 million for the six months ended June 30, 2024. The change was due primarily to an increase in cash used by working capital partially offset by a decrease in net loss. Cash used in operating activities represents payments for our operations including, payroll, loss and loss adjusted expenses and marketing activities.
Investing Activities
Cash used in investing activities was $32.9 million for the six months ended June 30, 2025, due primarily to the purchases of investment securities, partially offset by the maturities of investment securities.
Cash provided by investing activities was $30.4 million for the six months ended June 30, 2024, due primarily to the maturities of investment securities, partially offset by purchases of investment securities.

Financing Activities
Cash provided by financing activities was $36.8 million for the six months ended June 30, 2025, primarily driven by proceeds from the surplus note and common stock issuances. These are partially offset by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs.
Cash used in financing activities was $12.4 million for the six months ended June 30, 2024, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2024, other than an increase in Unpaid Loss and Loss Adjustment Expense and the surplus note. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
Interest Rate Risk
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities, short-term investments, and cash and cash equivalents. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Management does not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates. In addition, if a 10% change in interest rates were to have immediately occurred on June 30, 2025, this change would not have a material effect on the fair value of our investments as of that date.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under Note 13, Commitments and Contingencies in the notes to the condensed consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(in millions, except share and per share data)
April 1 through April 30, 2025	—	$—	—
May 1 through May 31, 2025	—	$—	—
June 1 through June 30, 2025	—	$—	—
Total	—			$32.6

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2025 our officers and directors took the following actions with respect to 10b5-1trading arrangements:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-01*	Non- Rule 10b5-01	Total Shares to be Sold	Expiration Date
Guy Zeltser (Chief Financial Officer)	Adopt	6/18/2025	X	—	7,101	9/1/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Hippo Holdings Inc. Non-Employee Director Compensation Program.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: August 6, 2025	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer)