Form 10-Q
period 2025-09-30
Hippo Holdings Inc.
filed 2025-11-05
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The registrant had 25,335,179 shares of common stock outstanding as of October 29, 2025.

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

HIPPO HOLDINGS INC.
Condensed Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $244.1 million and $208.3 million, respectively)	$245.5	$205.7
Short-term investments, at fair value (amortized cost: $174.7 million and $167.6 million, respectively)	174.7	167.6
Total investments	420.2	373.3
Cash and cash equivalents	247.7	197.6
Restricted cash	24.5	35.2
Accounts receivable, net of allowance of $0.2 million and $0.6 million, respectively	236.7	167.0
Reinsurance recoverable on paid and unpaid losses and LAE	321.3	285.3
Prepaid reinsurance premiums	336.6	274.2
Ceding commissions receivable	123.1	79.5
Capitalized internal use software	43.3	48.1
Intangible assets	14.0	17.0
Other assets	106.2	66.2
Total assets	$1,873.6	$1,543.4
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$384.4	$350.0
Unearned premiums	564.4	457.9
Reinsurance premiums payable	332.1	248.6
Provision for commission	38.0	34.3
Surplus note	47.9	—
Accrued expenses and other liabilities	85.3	87.4
Total liabilities	1,452.1	1,178.2
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 25,337,366 and 24,866,803 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,643.3	1,639.7
Accumulated other comprehensive income (loss)	1.4	(2.7)
Accumulated deficit	(1,223.2)	(1,274.9)
Total Hippo stockholders’ equity	421.5	362.1
Noncontrolling interest	—	3.1
Total stockholders’ equity	421.5	365.2
Total liabilities and stockholders’ equity	$1,873.6	$1,543.4
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In millions, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Net earned premium	$99.7	$70.6	$281.0	$195.5
Commission income, net	10.5	15.7	39.6	47.7
Service and fee income	3.1	3.0	8.8	8.8
Net investment income	7.3	6.2	18.8	18.2
Total revenue	120.6	95.5	348.2	270.2
Expenses:
Losses and loss adjustment expenses	47.5	51.6	184.4	164.6
Insurance related expenses	32.9	22.6	95.9	67.9
Technology and development	8.0	7.0	24.2	23.1
Sales and marketing	8.0	12.5	26.1	40.3
General and administrative	16.5	15.3	50.4	53.5
Impairment and restructuring charges	3.8	—	5.0	3.6
Gain on sale of business	(95.0)	(8.2)	(95.0)	(8.2)
Interest and other (income) expense, net	0.8	(0.1)	0.7	(0.1)
Total expenses	22.5	100.7	291.7	344.7
Income (loss) before income taxes	98.1	(5.2)	56.5	(74.5)
Income tax expense (benefit)	—	—	(0.1)	1.0
Net income (loss)	98.1	(5.2)	56.6	(75.5)
Net income attributable to noncontrolling interests, net of tax	—	3.3	4.9	9.2
Net income (loss) attributable to Hippo	$98.1	$(8.5)	$51.7	$(84.7)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on investments, net of tax	1.3	4.1	4.1	3.4
Comprehensive income (loss) attributable to Hippo	$99.4	$(4.4)	$55.8	$(81.3)

Per share data:
Net income (loss) attributable to Hippo - basic and diluted	$98.1	$(8.5)	$51.7	$(84.7)
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	25,183,389	25,068,472	25,362,467	24,644,272
Diluted	26,025,069	25,068,472	26,186,034	24,644,272
Net income (loss) per share attributable to Hippo
Basic	$3.90	$(0.34)	$2.04	$(3.44)
Diluted	$3.77	$(0.34)	$1.97	$(3.44)
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7
Net income	—	$—	$—	$—	$1.3	$1.3	$2.6	$3.9
Other comprehensive income	—	—	—	0.7	—	0.7	—	0.7
Issuance of common stock from stock plans and contingently issuable shares	385,839	—	1.3	—	—	1.3	—	1.3
Shares withheld related to net share settlement	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.6	—	—	8.6	—	8.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.9)	(3.9)
Balance at June 30, 2025	25,543,053	$—	$1,653.7	$0.1	$(1,321.3)	$332.5	$1.6	$334.1
Net income	—	$—	$—	$—	$98.1	$98.1	$—	$98.1
Other comprehensive income	—	—	—	1.3	—	1.3	—	1.3
Issuance of common stock from stock plans and contingently issuable shares	308,622	—	0.5	—	—	0.5	—	0.5
Repurchase of common stock	(514,309)	—	(14.5)	—	—	(14.5)	—	(14.5)
Shares withheld related to net share settlement	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Stock-based compensation expense	—	—	7.6	—	—	7.6	—	7.6
Eliminations of noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Balance at September 30, 2025	25,337,366	$—	$1,643.3	$1.4	$(1,223.2)	$421.5	$—	$421.5
See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In millions, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2024	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(35.7)	(35.7)	2.6	(33.1)
Other comprehensive loss	—	—	—	(0.5)	—	(0.5)	—	(0.5)
Issuance of common stock from stock plans and contingently issuable shares	261,416	—	1.2	—	—	1.2	—	1.2
Shares withheld related to net share settlement	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	9.5	—	—	9.5	—	9.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(5.8)	(5.8)
Balance at March 31, 2024	24,409,724	$—	$1,624.7	$(3.4)	$(1,270.1)	$351.2	$3.6	$354.8
Net loss	—	$—	$—	$—	$(40.5)	$(40.5)	$3.3	$(37.2)
Other comprehensive income (loss)	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Issuance of common stock from stock plans and contingently issuable shares	481,804	—	1.4	—	—	1.4	—	1.4
Shares withheld related to net share settlement	—	—	(2.6)	—	—	(2.6)	—	(2.6)
Stock-based compensation expense	—	—	13.3	—	—	13.3	—	13.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.9)	(2.9)
Balance at June 30, 2024	24,891,528	$—	$1,636.8	$(3.6)	$(1,310.6)	$322.6	$4.0	$326.6
Net loss	—	—	—	—	(8.5)	(8.5)	3.3	(5.2)
Other comprehensive income (loss)	—	—	—	4.1	—	4.1	—	4.1
Issuance of common stock from stock plans and contingently issuable shares	340,769	—	0.9	—	—	0.9	—	0.9
Shares withheld related to net share settlement	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Stock-based compensation expense	—	—	10.1	—	—	10.1		10.1
Acquisitions of noncontrolling interests	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
Distributions to noncontrolling interests	—	—	—	—	(0.1)	(0.1)	(3.5)	(3.6)
Balance at September 30, 2024	25,232,297	—	$1,645.1	$0.5	$(1,319.2)	$326.4	$3.7	$330.1

See Notes to the Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net cash provided by operating activities	$6.0	$53.9
Cash flows from investing activities:
Capitalized internal use software costs	(9.7)	(10.4)
Purchases of property and equipment	(0.1)	(0.2)
Purchases of fixed maturities	(72.6)	(70.7)
Maturities of fixed maturities	31.5	29.2
Sales of fixed maturities	1.2	1.4
Purchases of short-term investments	(227.0)	(173.0)
Maturities of short-term investments	220.3	206.6
Sales of short-term investments	5.1	0.2
Proceeds from sale of business, net of cash disposed	65.8	19.2
Other	—	0.2
Net cash provided by investing activities	14.5	2.5
Cash flows from financing activities:
Proceeds from surplus note	47.9	—
Taxes paid related to net share settlement of equity awards	(9.4)	(6.3)
Proceeds from issuance of common stock	2.8	3.0
Share repurchases under program	(14.5)	—
Payments of contingent consideration	(0.4)	(0.7)
Acquisitions of noncontrolling interests	—	(0.2)
Distributions to noncontrolling interests and other	(7.5)	(16.4)
Net cash provided by (used in) financing activities	18.9	(20.6)

Net increase in cash, cash equivalents, and restricted cash	39.4	35.8
Cash, cash equivalents, and restricted cash at the beginning of the period	232.8	195.1
Cash, cash equivalents, and restricted cash at the end of the period	$272.2	$230.9

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
Use of Estimates
The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, loss and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, acquired intangible assets, deferred tax assets and uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support issued letter of credits, collateral to insurers, and fiduciary assets. Restricted cash includes fiduciary assets of $19.8 million and $25.0 million as of September 30, 2025 and December 31, 2024, respectively.
Surplus Note
The surplus note is presented at its carrying value, which is its remaining par or face amount net of any related unamortized issuance costs. Issuance costs are amortized using the effective rate interest method. Amortization is recognized as a component of current interest expense.
Segment Reporting
Due to organizational changes and how the chief operating decision maker (“CODM”) views the business, makes operating decisions, assesses financial performance and allocates resources, beginning in the third quarter of 2025, the Company has determined that it currently operates as a single operating and reportable segment at the consolidated level. Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See Note 17, Segments for further details.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU includes requirements that an entity disclose the title of the CODM and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The adoption of this accounting standard in the fourth quarter of fiscal 2024 did not have a significant impact on the Company’s condensed consolidated financial statements.
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
In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date, clarifying the interim reporting date when an entity must adopt ASU No. 2024-03. According to ASU No. 2025-01, ASU No. ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect this standard to have a material impact on its statements.
In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of these amendments to its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for
Internal-Use Software, which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages.” It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its policy for capitalization of development costs for software intended for internal use.
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows (in millions):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$36.7	$0.1	$(0.1)	$36.7
States and other territories	8.4	0.1	(0.1)	8.4
Corporate securities	146.1	2.6	(0.2)	148.5
Residential mortgage-backed securities	33.2	0.2	(1.0)	32.4
Commercial mortgage-backed securities	6.0	—	(0.2)	5.8
Asset backed securities	13.7	—	—	13.7
Total fixed maturities available-for-sale	244.1	3.0	(1.6)	245.5
Short-term investments:
U.S. government and agencies	110.7	—	—	110.7
Corporate securities	64.0	—	—	64.0
Total short-term investments	174.7	—	—	174.7
Total	$418.8	$3.0	$(1.6)	$420.2

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities available-for-sale:
U.S. government and agencies	$24.8	$—	$(0.2)	$24.6
States and other territories	11.2	—	(0.3)	10.9
Corporate securities	131.8	0.8	(1.1)	131.5
Residential mortgage-backed securities	21.5	—	(1.5)	20.0
Commercial mortgage-backed securities	7.2	0.1	(0.4)	6.9
Asset backed securities	11.8	—	—	11.8
Total fixed maturities available-for-sale	208.3	0.9	(3.5)	205.7
Short-term investments:
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	17.5	—	—	17.5
Corporate securities	31.6	—	—	31.6
Total short-term investments	167.6	—	—	167.6
Total	$375.9	$0.9	$(3.5)	$373.3

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of September 30, 2025, and December 31, 2024 (in millions):

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$6.7	$—	$3.2	$(0.1)	$9.9	$(0.1)
States and other territories	0.8	—	2.9	(0.1)	3.7	(0.1)
Corporate securities	9.6	—	12.2	(0.2)	21.8	(0.2)
Residential mortgage-backed securities	1.0	—	9.4	(1.0)	10.4	(1.0)
Commercial mortgage-backed securities	1.0	—	3.4	(0.2)	4.4	(0.2)
Asset backed securities	—	—	0.4	—	0.4	—
Short-term investments:
Corporate securities	12.2	—	—	—	12.2	—
Total	$31.3	$—	$31.5	$(1.6)	$62.8	$(1.6)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities available-for-sale:
U.S. government and agencies	$14.5	$(0.1)	$1.9	$(0.1)	$16.4	$(0.2)
States and other territories	5.0	(0.1)	5.5	(0.2)	10.5	(0.3)
Corporate securities	55.2	(0.5)	25.4	(0.6)	80.6	(1.1)
Residential mortgage-backed securities	7.4	(0.1)	10.1	(1.4)	17.5	(1.5)
Commercial mortgage-backed securities	0.4	—	4.1	(0.4)	4.5	(0.4)
Asset backed securities	—	—	4.1	—	4.1	—
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	6.3	—	—	—	6.3	—
Corporate securities	7.4	—	—	—	7.4	—
Total	$96.2	$(0.8)	$51.1	$(2.7)	$147.3	$(3.5)
The Company has determined that unrealized losses as of September 30, 2025 and December 31, 2024 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
required to sell the investments before the recovery of the amortized cost basis or until maturity. As of September 30, 2025, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows (in millions):

	September 30, 2025
	Amortized Cost	Fair Value
Due to mature:
One year or less	$46.5	$46.6
After one year through five years	110.3	111.2
After five years through ten years	32.9	34.3
After ten years	1.5	1.5
Residential mortgage-backed securities	33.2	32.4
Commercial mortgage-backed securities	6.0	5.8
Asset backed securities	13.7	13.7
Total fixed maturities available-for-sale	$244.1	$245.5
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and nine months ended September 30, 2025 and 2024, respectively.
The Company’s net investment income is comprised of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income	7.4	6.3	19.2	18.5
Investment expenses	(0.1)	(0.1)	(0.4)	(0.3)
Net investment income	$7.3	$6.2	$18.8	$18.2
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.2 million and $12.2 million as of September 30, 2025 and December 31, 2024, respectively.
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

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$272.2	$—	$—	$272.2
Fixed maturities available-for-sale:
U.S. government and agencies	36.7	—	—	36.7
States and other territories	—	8.4	—	8.4
Corporate securities	—	148.5	—	148.5
Residential mortgage-backed securities	—	32.4	—	32.4
Commercial mortgage-backed securities	—	5.8	—	5.8
Asset backed securities	—	13.7	—	13.7
Total fixed maturities available-for-sale	36.7	208.8	—	245.5
Short-term investments
U.S. government and agencies	110.7	—	—	110.7
Corporate securities	—	64.0	—	64.0
Total short-term investments	110.7	64.0	—	174.7
Total financial assets	$419.6	$272.8	$—	$692.4

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$232.8	$—	$—	$232.8
Fixed maturities available-for-sale:
U.S. government and agencies	24.6	—	—	24.6
States and other territories	—	10.9	—	10.9
Corporate securities	—	131.5	—	131.5
Foreign securities	—	—	—	—
Residential mortgage-backed securities	—	20.0	—	20.0
Commercial mortgage-backed securities	—	6.9	—	6.9
Asset backed securities	—	11.8	—	11.8
Total fixed maturities available-for-sale	24.6	181.1	—	205.7
Short-term investments
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	—	17.5	—	17.5
Corporate securities	—	31.6	—	31.6
Total short-term investments	118.5	49.1	—	167.6
Total financial assets	$375.9	$230.2	$—	$606.1

Financial liabilities:
Contingent consideration liability	$—	$—	$11.7	$11.7
Total financial liabilities	$—	$—	$11.7	$11.7

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no other transfers between levels in the fair value hierarchy during the nine months ended September 30, 2025.
4. Intangible Assets

		September 30, 2025			December 31, 2024
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)			(in millions)
Agency and carrier relationships	2.9	$3.4	$(2.1)	$1.3	$3.4	$(1.8)	$1.6
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	5.2	3.0	(0.8)	2.2	18.5	(13.8)	4.7
Other	0.2	0.4	(0.4)	—	0.8	(0.6)	0.2
Total intangible assets, net		$17.3	$(3.3)	$14.0	$33.2	$(16.2)	$17.0
Amortization expense related to intangible assets for the three months ended September 30, 2025 and 2024 was $0.2 million and $1.2 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $1.5 million and $3.6 million, respectively. The amortization expense is primarily included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the condensed consolidated statements of operations and comprehensive income (loss).
5. Capitalized Internal Use Software

	September 30, 2025	December 31, 2024
	(in millions)
Capitalized internal use software	$98.7	$95.0
Less: accumulated amortization	(55.4)	(46.9)
Total capitalized internal use software, net (1)	$43.3	$48.1
(1) This balance is net of an asset impairment charge of $3.8 million, which was recognized in the three months ended September 30, 2025, and is recognized in the Impairment and restructuring charges in the condensed consolidated statements of operations and comprehensive income (loss).
Amortization expense related to capitalized internal use software for the three months ended September 30, 2025 and 2024 was $4.2 million and $4.3 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $12.9 million and $12.3 million, respectively. The amortization expense is included in insurance related expenses on the condensed consolidated statements of operations and comprehensive income (loss).

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Other Assets

	September 30, 2025	December 31, 2024
	(in millions)
Property and equipment	$31.9	$33.0
Deferred policy acquisition costs	28.8	11.6
Deferred consideration	25.0	—
Prepaid expenses	7.6	6.6
Claims receivable	1.3	0.8
Lease right-of-use assets	1.9	4.7
Other	9.7	9.5
Total other assets	$106.2	$66.2
Policy acquisition costs deferred, net for the three months ended September 30, 2025 and 2024 was $19.0 million and $10.4 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $56.6 million and $34.2 million, respectively. The Company amortized deferred policy acquisition costs of $12.3 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024 was $39.2 million and $18.2 million, respectively.
7. Accrued Expenses and Other Liabilities

	September 30, 2025	December 31, 2024
	(in millions)
Claim payments outstanding	$17.1	$19.3
Advances from customers	13.4	8.0
Premium refund liability	11.5	11.8
Employee related accruals	9.5	5.8
Lease liability	5.3	10.0
Fiduciary liability	0.6	1.8
Contingent consideration liability	—	11.7
Other	27.9	19.0
Total accrued expenses and other liabilities	$85.3	$87.4

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years. Interest on the outstanding principal is payable at September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company paid $1.2 million in interest for the nine months ended September 30, 2025.

	September 30, 2025	December 31, 2024
	(in millions)
Surplus note	$50.0	$—
Less: unamortized debt issuance costs	(2.1)	—
Total surplus note, net	$47.9	$—
The Company’s surplus note is recorded at its carrying value. The estimated fair value of the surplus note as of September 30, 2025 approximates its carrying value. This is considered a Level 2 valuation technique.
9. Loss and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows for the nine months ended September 30, (in millions):

	2025	2024
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$350.0	$322.5
Less: Reinsurance recoverables on unpaid losses and LAE	(229.9)	(221.4)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	120.1	101.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	195.0	168.6
Prior years	(10.6)	(4.0)
Total incurred	184.4	164.6
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	120.6	101.4
Prior years	57.2	41.8
Total paid	177.8	143.2

Reserve for losses and LAE, net of reinsurance recoverables at end of period	126.7	122.5
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	257.7	228.6
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$384.4	$351.1
Loss development occurs when actual losses incurred vary from the Company’s previously developed estimates, which are established through the Company’s loss and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable prior years development of $10.6 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively. The prior period development for the nine months ended September 30, 2025 of $10.6 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $8.2 million from attritional

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
reserves and $2.4 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the nine months ended September 30, 2024 of $4.0 million was driven primarily by favorable net loss development relating to the 2023 and prior accident years, resulting in a net release of $1.6 million from attritional reserves and $2.4 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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
The Company’s catastrophe reinsurance program supports property risks underwritten by us on behalf of our MGA and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, the Company is also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by our MGA, the Company has strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting the Company’s confidence in the portfolio’s underwriting performance. Our MGA remains covered by standalone catastrophe XOL protection.
Additionally, the Company utilizes collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re provide multi-year per occurrence coverage for a range of perils for business written through our MGA.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following tables reflect amounts affecting the condensed consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the three and nine months ended September 30, 2025, and 2024 (in millions).

	For the Three Months Ended September 30,
	2025			2024
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$310.0	$252.0	$99.8	$233.2	$210.7	$104.1
Assumed	1.2	1.0	0.8	1.2	2.7	2.2
Gross	311.2	253.0	100.6	234.4	213.4	106.3
Ceded	(193.3)	(153.3)	(53.1)	(143.8)	(142.8)	(54.7)
Net	$117.9	$99.7	$47.5	$90.6	$70.6	$51.6

	For the Nine Months Ended September 30,
	2025			2024
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
Direct	$817.3	$710.4	$397.5	$676.8	$621.4	$340.6
Assumed	3.4	3.9	2.7	10.0	10.7	10.1
Gross	820.7	714.3	400.2	686.8	632.1	350.7
Ceded	(495.6)	(433.3)	(215.8)	(393.4)	(436.6)	(186.1)
Net	$325.1	$281.0	$184.4	$293.4	$195.5	$164.6
As of September 30, 2025 and December 31, 2024, a provision for sliding scale commissions of $37.8 million and $34.2 million, respectively, is included in provision for commission on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, a receivable for sliding scale commissions of $42.0 million and $3.6 million, respectively, is included in ceding commissions receivable on the condensed consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, a provision for loss participation features of $10.9 million million and $41.6 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the condensed consolidated balance sheets. The decrease is due primarily to settlements of the Company’s 2023 and prior year’s loss participation features with the Company’s participating reinsurers.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
State
California	$66.8	21.5%	$53.0	22.6%	163.2	20.0%	$153.5	22.4%
Florida	40.1	12.9%	26.8	11.4%	118.9	14.5%	89.5	13.0%
Texas	37.7	12.1%	34.7	14.8%	99.5	12.1%	99.1	14.4%
New York	13.8	4.4%	10.5	4.5%	60.6	7.4%	23.1	3.4%
Georgia	9.5	3.0%	5.9	2.5%	23.0	2.8%	19.5	2.8%
Illinois	9.1	2.9%	6.3	2.7%	24.0	2.9%	21.2	3.1%
North Carolina	8.3	2.7%	5.7	2.4%	18.3	2.2%	15.1	2.2%
Massachusetts	7.0	2.2%	6.4	2.7%	20.4	2.5%	20.1	2.9%
South Carolina	6.7	2.2%	7.2	3.1%	18.7	2.3%	20.5	3.0%
Pennsylvania	6.5	2.1%	4.4	1.9%	15.9	1.9%	12.8	1.9%
Other	105.7	34.0%	73.5	30.4%	258.2	31.4%	212.4	31.9%
Total	$311.2	100.0%	$234.4	100%	$820.7	100.0%	$686.8	100.0%
12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2025, the Company has total minimum purchase commitments, which must be made during the next three years, of $5.7 million.
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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2024	1,152,878	$16.67	5.7	$11.7
Granted	—	—
Exercised	(523,854)	18.13		4.6
Cancelled/Expired	(2,524)	15.88		—
Outstanding as of September 30, 2025	626,500	15.45	5.7	$13.0
Vested and exercisable as of September 30, 2025	608,453	$15.44	5.7	$12.7
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $4.6 million and $0.7 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There were no options granted during the nine months ended September 30, 2025 and 2024.
Total unrecognized compensation cost of $0.2 million as of September 30, 2025 is expected to be recognized over a weighted-average period of 0.6 years.
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
During the nine months ended September 30, 2025, the Company granted 42,244 PRSUs to its CEO. Vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using a Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense expected to be recognized over the three-year period is $1 million.
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the RSU and PRSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,738,781	$24.40
Granted	1,195,765	29.19
Released	(995,349)	25.22
Canceled and forfeited	(316,237)	25.83
Unvested and outstanding as of September 30, 2025	1,622,960	$27.15
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $31.5 million as of September 30, 2025, and it is expected to be recognized over a weighted-average period of 1.6 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the nine months ended September 30, 2025, 88,878 shares have been issued under the 2021 ESPP for $0.7 million. During the nine months ended September 30, 2024, 104,384 shares have been issued under the 2021 ESPP for $0.8 million. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying condensed consolidated statements of operations and comprehensive income (loss) was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Losses and loss adjustment expenses	$0.3	$0.3	$0.9	$0.8
Insurance related expenses	1.0	1.3	3.5	3.3
Technology and development	1.3	1.7	4.3	5.3
Sales and marketing	1.0	1.6	2.9	6.2
General and administrative	3.4	4.1	11.0	13.7
Total stock-based compensation expense	$7.0	$9.0	$22.6	$29.3

Share Repurchases
On July 1, 2025, the Company repurchased 514,309 shares of its common stock, beneficially owned by Lennar Title Group, LLC and its affiliates (collectively, “Lennar”), a related party of the Company, in a private transaction at a price per Share of $28.17, for an aggregate purchase price of $14.5 million. The repurchase of the shares was made under the Company’s existing share repurchase program. As of September 30, 2025, $18.1 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
transaction is settled. As of September 30, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
14. Income Taxes
The consolidated effective tax rate was (0.2)% and (1.2)% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the rate for the three months ended September 30, 2025 and 2024 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of September 30, 2025 and 2024, the Company has $5.2 million and $5.8 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the nine months ended September 30, 2025 and 2024.
15. Net Income (Loss) Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Hippo – basic and diluted (in millions)	$98.1	$(8.5)	$51.7	$(84.7)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	25,183,389	25,068,472	25,362,467	24,644,272
Diluted	26,025,069	25,068,472	26,186,034	24,644,272
Net income (loss) per share attributable to Hippo
Basic	$3.90	$(0.34)	$2.04	$(3.44)
Diluted	$3.77	$(0.34)	$1.97	$(3.44)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	September 30,
	2025	2024
Outstanding options	568	1,368,637
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	—	6,510
RSU and PRSUs	91,949	2,278,858
Total	452,517	4,014,005

HIPPO HOLDINGS INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. Sale of Business
On July 1, 2025, the Company and Westwood Insurance Agency, LLC (“Westwood”), closed on the sale of the Company’s homebuilder distribution network. Total sale consideration consists of (i) $75 million in up-front cash consideration; and (ii) $25 million in cash consideration to be paid in the first quarter of 2026. In connection with the Closing and pursuant to an Omnibus Consent and Waiver Agreement (“Consent Agreement”) among certain subsidiaries of the Company and Lennar, a related party, the Company (i) paid Lennar $8 million in consideration for Lennar’s required consent to the Westwood Sale; and (ii) agreed to make four quarterly milestone payments of $1 million each, commencing in the fourth quarter of 2026 and concluding in the third quarter of 2027, contingent upon Lennar’s material compliance with the terms set forth in the Consent Agreement and related Westwood Sale agreements. The transaction resulted in the loss of control and deconsolidation of a subsidiary with noncontrolling interest. Accordingly, the carrying amount of the noncontrolling interest of $1.6 million was eliminated from equity. In separate agreements with Westwood, the Company entered into program agreements to continue to distribute the Company’s homeowners product through Westwood’s network of builders.
The Company determined that the sale will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the sale will not be reported in discontinued operations. The Company recorded a gain of $95.0 million to the condensed consolidated statements of operations and comprehensive income (loss).
17. Segments
Historically, the Company reported its financial results in the following three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program, which was reflective of how the Company’s CODM reviewed financial information for purposes of making operating decisions, assessing financial performance and allocating resources. Because of organizational changes and how the CODM views the business, beginning in the third quarter of 2025, the Company changed from three operating and reportable segments to one operating and reportable segment, the property and casualty insurance business. The property and casualty insurance business generates revenues primarily from net earned premiums, commission income, and net investment income.
The CODM is the Company’s Chief Executive Officer. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and there are no other segment expenses at a more disaggregated level used by the CODM. The CODM reviews the Company’s net income (loss) as reported under U.S. GAAP, which is the primary measure of segment profit and loss. The CODM reviews this measure to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The budgeted versus actual results analysis along with the competitive analysis are used to make resource allocation decisions. While the Company’s CODM also reviews the revenue streams attributable to individual lines of business, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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
Overview
Hippo is an insurance holding company with subsidiaries that provide property and casualty insurance products to both individuals and business customers. We conduct our operations through one reportable segment. We offer our services primarily in the United States. Refer to Note 17 of the accompanying condensed consolidated financial statements for additional information on segments.
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
Our catastrophe reinsurance program supports property risks underwritten by us on behalf of our MGA and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, we are also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by our MGA, we have strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting our confidence in the portfolio’s underwriting performance. Our MGA remains covered by standalone catastrophe XOL protection.
Additionally, we utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re provide multi-year per occurrence coverage for a range of perils for business written through our MGA.
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
Net Written Premium
Net written premium is calculated as the amount of gross written premium written less ceded written premium.
Net Earned Premium
Net earned premium represents the earned portion of our gross written premium for insurance policies written or assumed by us and less the earned portion of ceded written premium (any portion of our gross written premium that is ceded to third-party reinsurers under our reinsurance agreements). We earn written premiums on a pro-rata basis over the term of the policies.
Commission Income, Net
Commission income, net includes agency commission which the Company earns from the unaffiliated carriers whose policies the Company sells, ceding commission on the premium it cedes to third-party reinsurers, fronting fees from the Managing General Agent (“MGA”) programs it supports, and MGA Commission from the multiple insurers for which we operate as an MGA.
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
Gain on Sale of Business
Gain on sale of business is measured as the fair value of consideration received in excess of the carrying value of the assets and liabilities sold.
Interest and Other (Income) Expense, Net
Interest and other (income) expense, net primarily consists of interest on our surplus note, as well as certain fair value adjustments and other non-operating income and expenses.
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
The non-GAAP financial measures have not been calculated in accordance with GAAP, and should be considered in addition to results prepared in accordance with GAAP, and should not be considered as a substitute for, or superior to, GAAP results. In addition, adjusted net income should not be construed as indicators of our operating performance, liquidity, or cash flows generated by operating, investing, and financing activities, as there may be significant factors or trends that it fails to address. We caution investors that non-GAAP financial information—by its nature—departs from traditional accounting conventions. Therefore, its use can make it difficult to compare our current results with our results from other reporting periods and with the results of other companies.
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
Beginning in the first quarter of 2025 we have discontinued reporting Total Generated Premium. This change aligns with our evolving business model, the sale of our independent agent platform First Connect, and internal performance measurement practices. Specifically, we have shifted our focus toward metrics that more closely correlate with financial performance under our current operating strategy and capital allocation approach. Additionally, as our business has matured, we believe that other metrics such as gross written premium, net written premium, net earned premium, and commission income more effectively reflect the core operating drivers and provide investors with a clearer view of our performance and growth.
Beginning in the second quarter of 2025, we are reporting adjusted net income (loss) as a performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitably of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.
Beginning in the third quarter of 2025, we have discontinued reporting Adjusted EBITDA and Gross Loss Ratio, and are beginning to report Expense Ratio, Combined Ratio, and Diluted adjusted earnings (loss) per share as performance measures. This change aligns with our evolving business model and internal performance measurement practices.
We believe that these changes enhance the clarity and comparability of our financial disclosures and aligns with industry standards. For consistency, historical figures for Total Generated Premium, Gross Loss Ratio, and Adjusted EBITDA may continue to be referenced in select investor materials for comparative purposes, but will no longer be updated in our periodic filings.
Adjusted Net Income (Loss)
We define adjusted net income (loss), a Non-GAAP financial measure, as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the Company received a deduction for these adjustments. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income (loss) calculated in accordance with GAAP to adjusted net income (loss).
Net Loss Ratio
Net loss ratio, expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium.
Catastrophe Loss Ratio
Catastrophe loss ratio, expressed as a percentage, is the ratio of catastrophe losses and LAE to the net earned premium.
Non-catastrophe Loss Ratio

Non-catastrophe loss ratio expressed as a percentage, is the ratio of the net non-catastrophe losses and LAE to the net earned premium.
Expense Ratio
Expense ratio, expressed as a percentage, is the ratio of insurance related expenses, technology and development expenses, sales and marketing expenses, and general and administrative expenses, net of commission income, net and service and fee income, to net earned premiums. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of our expense ratio.
Combined Ratio
Combined ratio is defined as the sum of the net loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.
Diluted Adjusted Earnings (Loss) per Share
Diluted adjusted earnings (loss) per share is a non‑GAAP financial measure defined as adjusted net income (loss) divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of diluted earnings per share calculated in accordance with GAAP to diluted adjusted earnings (loss) per share.
Annualized Adjusted Return on Equity
Annualized adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income (loss) expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.
Tangible Book Value per Share
Tangible book value per share is a non‑GAAP financial measure defined as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of Hippo stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
Gross written premium	$311.2	$234.4	$76.8	33%
Ceded written premium	(193.3)	(143.8)	(49.5)	34%
Net written premium	117.9	90.6	27.3	30%
Revenue:
Net earned premium	99.7	70.6	29.1	41%
Commission income, net	10.5	15.7	(5.2)	(33)%
Service and fee income	3.1	3.0	0.1	3%
Net investment income	7.3	6.2	1.1	18%
Total revenue	120.6	95.5	25.1	26%
Expenses:
Losses and loss adjustment expenses	47.5	51.6	(4.1)	(8)%
Insurance related expenses	32.9	22.6	10.3	46%
Technology and development	8.0	7.0	1.0	14%
Sales and marketing	8.0	12.5	(4.5)	(36)%
General and administrative	16.5	15.3	1.2	8%
Impairment and restructuring charges	3.8	—	3.8	100%
Gain on sale of business	(95.0)	(8.2)	(86.8)	1059%
Interest and other (income) expense, net	0.8	(0.1)	0.9	(900)%
Total expenses	22.5	100.7	(78.2)	(78)%
Income (loss) before income taxes	98.1	(5.2)	103.3	(1987)%
Income tax (benefit) expense	—	—	—	—%
Net income (loss)	98.1	(5.2)	103.3	(1987)%
Net income attributable to noncontrolling interests, net of tax	—	3.3	(3.3)	(100)%
Net income (loss) attributable to Hippo	$98.1	$(8.5)	$106.6	(1254)%
Key Financial and Operating Metrics
Adjusted net income (loss) (1)	$18.3	$(1.3)	$19.6	(1508)%
Net income (loss) per share attributable to Hippo, basic	$3.90	$(0.34)
Net income (loss) per share attributable to Hippo, diluted	$3.77	$(0.34)
Diluted adjusted earnings (loss) per share (1)	$0.70	$(0.05)
Annualized adjusted return on equity (1)	19%	(2)%
Net loss ratio	48%	73%
Catastrophe loss ratio	—%	23%
Non-catastrophe loss ratio	48%	50%
Expense ratio(1)	52%	55%
Combined ratio	100%	128%
(1) Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.
Gross Written Premium
For the three months ended September 30, 2025, gross written premium was $311.2 million, an increase of $76.8 million, or 33%, compared to $234.4 million for the three months ended September 30, 2024. The increase was primarily due to the growth in our Casualty and Commercial Multi-Peril lines of business as we continue to diversify our book, this was partially offset by a decrease in our Homeowners line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period (in millions, except percent data)::

	Three Months Ended September 30,
	2025		2024
	Amount	% of GWP	Amount	% of GWP	Change	% Change
Line of Business
Homeowners	$101.0	32.5%	$111.3	47.5%	$(10.3)	(9)%
Renters	59.3	19.1%	52.9	22.6%	6.4	12%
Commercial Multi-Peril	66.0	21.2%	29.6	12.6%	36.4	123%
Casualty	76.3	24.5%	32.2	13.7%	44.1	137%
Other	8.6	2.7%	8.4	3.6%	0.2	2%
Total	$311.2	100.0%	$234.4	100.0%	$76.8	33%
Ceded Written Premium
For the three months ended September 30, 2025, ceded written premium was $193.3 million, an increase of $49.5 million, or 34%, compared to $143.8 million for the three months ended September 30, 2024. The increase was primarily due to the growth in written premiums subject to reinsurance in our Casualty and Commercial Multi-Peril lines of business partially offset by a decrease in written premiums in our Homeowners line and an increase in retention in our Renters line.
Net Written Premium
For the three months ended September 30, 2025, net written premium was $117.9 million, an increase of $27.3 million, or 30%, compared to $90.6 million for the three months ended September 30, 2024. The increase was primarily due to an increase in gross written premiums and risk retention in our Renters and Commercial Multi-Peril lines of business. This was partially offset by an increase in ceded written premiums. The following table summarizes our net written premiums by line of business and shows each line’s percentage of total net written premiums for each period (in millions, except percent data):

	Three Months Ended September 30,
	2025		2024
	Amount	% of NWP	Amount	% of NWP	Change	% Change
Line of Business
Homeowners	$75.7	64.2%	$78.2	86.3%	$(2.5)	(3)%
Renters	26.4	22.4%	8.7	9.6%	17.7	203%
Commercial Multi-Peril	13.6	11.5%	2.3	2.5%	11.3	491%
Casualty	3.7	3.1%	0.4	0.4%	3.3	825%
Other	(1.5)	(1.2)%	1.0	1.2%	(2.5)	(250)%
Total	$117.9	100.0%	$90.6	100.0%	$27.3	30%
Net retention, calculated as net written premium divided by gross written premium, is 38% and 39%, for the three months ended September 30, 2025 and 2024, respectively
Net Earned Premium
For the three months ended September 30, 2025, net earned premium was $99.7 million, an increase of $29.1 million, or 41%, compared to $70.6 million for the three months ended September 30, 2024. The increase was primarily due to the earning of increased gross written premiums and increased risk retention in our Renters and Commercial Multi-Peril lines of business partially offset by the earning of ceded written premiums under reinsurance agreements. The following table summarizes our net earned premiums by line of business and shows each line’s percentage of total net earned premiums for each period (in millions, except percent data):

	Three Months Ended September 30,
	2025		2024
	Amount	% of NEP	Amount	% of NEP	Change	% Change
Line of Business
Homeowners	$63.9	64.1%	$57.1	80.9%	$6.8	12%
Renters	18.7	18.8%	5.7	8.1%	13.0	228%
Commercial Multi-Peril	13.8	13.8%	4.1	5.8%	9.7	237%
Casualty	3.2	3.2%	0.4	0.6%	2.8	700%
Other	0.1	0.1%	3.3	4.6%	(3.2)	(97)%
Total	$99.7	100.0%	$70.6	100.0%	$29.1	41%
Commission Income, Net
For the three months ended September 30, 2025, commission income was $10.5 million, a decrease of $5.2 million, or 33%, compared to $15.7 million for the three months ended September 30, 2024. The decrease was due primarily to a decrease in agency commissions of $5.7 million due to the sale of our homebuilder distribution network in the third quarter of 2025.
Service and Fee Income
For the three months ended September 30, 2025, service and fee income was $3.1 million, a decrease of $0.1 million, or 3%, compared to $3.0 million for the three months ended September 30, 2024.
Net Investment Income
For the three months ended September 30, 2025, net investment income was $7.3 million, an increase of $1.1 million, compared to $6.2 million for the three months ended September 30, 2024. The increase was due primarily to higher average balance in cash and investments during the period. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the three months ended September 30, 2025, loss and loss adjustment expenses were $47.5 million, a decrease of $4.1 million, compared to $51.6 million for the three months ended September 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods (in millions, except percent data):

	Three Months Ended September 30,		Change	% Change
	2025	2024
Catastrophe losses	$(0.3)	$16.1	$(16.4)	(102)%
Non-catastrophe losses	47.8	35.5	12.3	35%
Total losses and loss adjustment expenses	$47.5	$51.6	$(4.1)	(8)%

Catastrophe loss ratio	—%	23%
Non-catastrophe loss ratio	48%	50%
Net loss ratio	48%	73%

Catastrophe losses ratio decreased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to a lower number and severity of catastrophe events. Included in our catastrophe loss ratio for the three months ended September 30, 2025 and 2024, is a benefit of 1 percentage point and 1 percentage point related to prior year favorable developments, respectively.
Non-catastrophe losses ratio decreased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to premium growth and the benefits of the pricing and underwriting actions we have taken. Included in our Non-catastrophe loss ratio for the three months ended September 30, 2024, is a benefit of 2 percentage points related to prior year favorable developments.
Insurance Related Expenses
For the three months ended September 30, 2025, insurance related expenses were $32.9 million, an increase of $10.3 million, or 46%, compared to $22.6 million for the three months ended September 30, 2024. The increase was due primarily to an increase in net acquisition expenses of $9.9 million due to increased premium retention and higher volume.
Technology and Development Expenses
For the three months ended September 30, 2025, technology and development expenses were $8.0 million, an increase of $1.0 million, or 14%, compared to $7.0 million for the three months ended September 30, 2024. The increase was due primarily to an increase in employee-related costs of $0.5 million.
Sales and Marketing Expenses
For the three months ended September 30, 2025, sales and marketing expenses were $8.0 million, a decrease of $4.5 million, or 36%, compared to $12.5 million for the three months ended September 30, 2024. The decrease was due primarily to a decrease in employee-related costs of $2.1 million, including a decrease in stock-based compensation of $0.7 million due to a decrease in headcount. The decrease was also due to a decrease in amortization of acquired intangible assets of $1.0 million and a decrease in contingent consideration of $0.5 million due to the sale of our homebuilder distribution network.
General and Administrative Expenses
For the three months ended September 30, 2025, general and administrative expenses were $16.5 million, an increase of $1.2 million, or 8%, compared to $15.3 million for the three months ended September 30, 2024. The increase was due primarily to an increase in consultant costs of $0.8 million and an increase in employee-related expenses of $0.7 million partially offset by a decrease in facilities costs of $0.4 million.
Impairment and Restructuring Charges
For the three months ended September 30, 2025, impairment and restructuring charges were $3.8 million. This is related to the impairment of capitalized software which has been determined to have no future useful life due to the sale of our homebuilder distribution network.
Gain on Sale of Business
For the three months ended September 30, 2025, we recognized a gain on sale of $95.0 million related to the sale of our homebuilder distribution network, compared to a gain on sale of $8.2 million related to our subsidiary, Mainsail, for the three months ended September 30, 2024.
Income Taxes
For the three months ended September 30, 2025 and 2024, respectively, income tax expense was $0.0 million.
Net (Income) Loss Attributable to Hippo
For the three months ended September 30, 2025, net income attributable to Hippo was $98.1 million, a change of $106.6 million compared to a net loss attributable to Hippo of $8.5 million for the three months ended September 30, 2024 due to the factors described above.

Results of Operations of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our condensed consolidated results of operations data for the periods presented (in millions, except percent data):

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
Gross written premium	$820.7	$686.8	$133.9	19%
Ceded written premium	(495.6)	(393.4)	(102.2)	26%
Net written premium	325.1	293.4	31.7	11%
Revenue:
Net earned premium	281.0	195.5	85.5	44%
Commission income, net	39.6	47.7	(8.1)	(17)%
Service and fee income	8.8	8.8	—	—%
Net investment income	18.8	18.2	0.6	3%
Total revenue	348.2	270.2	78.0	29%
Expenses:
Losses and loss adjustment expenses	184.4	164.6	19.8	12%
Insurance related expenses	95.9	67.9	28.0	41%
Technology and development	24.2	23.1	1.1	5%
Sales and marketing	26.1	40.3	(14.2)	(35)%
General and administrative	50.4	53.5	(3.1)	(6)%
Impairment and restructuring charges	5.0	3.6	1.4	39%
Gain on sale of business	(95.0)	(8.2)	(86.8)	1059%
Interest and other (income) expense, net	0.7	(0.1)	0.8	(800)%
Total expenses	291.7	344.7	(53.0)	(15)%
Income (loss) before income taxes	56.5	(74.5)	131.0	(176)%
Income tax (benefit) expense	(0.1)	1.0	(1.1)	(110)%
Net income (loss)	56.6	(75.5)	132.1	(175)%
Net income attributable to noncontrolling interests, net of tax	4.9	9.2	(4.3)	(47)%
Net income (loss) attributable to Hippo	$51.7	$(84.7)	$136.4	(161)%
Key Financial and Operating Metrics
Adjusted net income (loss) (1)	$0.2	$(35.0)	$35.2	(101)%
Net income (loss) per share attributable to Hippo, basic	$2.04	$(3.44)
Net income (loss) per share attributable to Hippo, diluted	$1.97	$(3.44)
Diluted adjusted earnings (loss) per share(1)	$0.01	$(1.42)
Annualized adjusted return on equity (1)	—%	(13)%
Net loss ratio	66%	84%
Catastrophe loss ratio	22%	27%
Non-catastrophe loss ratio	44%	57%
Expense ratio(1)	53%	66%
Combined ratio	119%	150%
(1) Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.
Gross Written Premium
For the nine months ended September 30, 2025, gross written premium was $820.7 million, an increase of $133.9 million, or 19%, compared to $686.8 million for the nine months ended September 30, 2024. The increase was primarily due to the growth in our Commercial Multi-Peril, Casualty, and Renters lines of business as we continue to diversify our book, this was partially offset by a decrease in our Homeowners and Other lines. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period (in millions, except percent data):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of GWP	Amount	% of GWP	Change	% Change
Line of Business
Homeowners	$288.2	35.1%	$327.0	47.6%	$(38.8)	(12)%
Renters	138.5	16.9%	115.6	16.8%	22.9	20%
Commercial Multi-Peril	200.0	24.4%	110.5	16.1%	89.5	81%
Casualty	175.5	21.4%	104.7	15.2%	70.8	68%
Other	18.5	2.3%	29.0	4.2%	(10.5)	(36)%
Total	$820.7	100.0%	$686.8	100.0%	$133.9	19%
Ceded Written Premium
For the nine months ended September 30, 2025, ceded written premium was $495.6 million, an increase of $102.2 million, or 26%, compared to $393.4 million for the nine months ended September 30, 2024. The increase was primarily due to the growth in written premiums subject to reinsurance in our Casualty and Commercial Multi-Peril lines of business partially offset by an increase in risk retention in our Renters line.
Net Written Premium
For the nine months ended September 30, 2025, net written premium was $325.1 million, an increase of $31.7 million, or 11%, compared to $293.4 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in gross written premiums and risk retention in our Renters and Commercial Multi-Peril lines of business. This was partially offset by a decrease in gross written premiums on our Homeowners line and an increase in ceded written premiums. The following table summarizes our net written premiums by line of business and shows each line’s percentage of total net written premiums for each period (in millions, except percent data):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of NWP	Amount	% of NWP	Change	% Change
Line of Business
Homeowners	$191.5	58.9%	$241.6	74.3%	$(50.1)	(21)%
Renters	83.0	25.5%	19.1	5.9%	63.9	335%
Commercial Multi-Peril	52.0	16.0%	18.7	5.8%	33.3	178%
Casualty	6.4	2.0%	1.6	0.5%	4.8	300%
Other	(7.8)	(2.4)%	12.4	3.8%	(20.2)	(163)%
Total	$325.1	100.0%	$293.4	100.0%	$31.7	11%
Net retention, calculated as net written premium divided by gross written premium, is 40% and 43%, for the nine months ended September 30, 2025 and 2024, respectively.
Net Earned Premium
For the nine months ended September 30, 2025, net earned premium was $281.0 million, an increase of $85.5 million, or 44% compared to $195.5 million for the nine months ended September 30, 2024. The increase was primarily due to the earning of increased gross written premiums and increased retention in our Renters and Commercial Multi-Peril lines of business as well as an increase in retention on our Homeowners line. This was partially offset by the earning of ceded written premiums under reinsurance agreements. The following table summarizes our net earned premiums by line of business and shows each line’s percentage of total net earned premiums for each period (in millions, except percent data):

	Nine Months Ended September 30,
	2025		2024
	Amount	% of NEP	Amount	% of NEP	Change	% Change
Line of Business
Homeowners	$187.7	66.8%	$158.1	80.9%	$29.6	19%
Renters	54.0	19.2%	15.9	8.1%	38.1	240%
Commercial Multi-Peril	32.4	11.5%	12.9	6.6%	19.5	151%
Casualty	4.5	1.6%	1.6	0.8%	2.9	181%
Other	2.4	0.9%	7.0	3.6%	(4.6)	(66)%
Total	$281.0	100.0%	$195.5	100.0%	$85.5	44%
Commission Income, Net
For the nine months ended September 30, 2025, commission income was $39.6 million, a decrease of $8.1 million, or 17%, compared to $47.7 million for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in agency commission of $6.1 million due to the sale of our homebuilder distribution network in the third quarter of 2025 and the sale of First Connect in the fourth quarter of 2024, as well as a decrease in ceding commissions and fronting fees totaling $1.6 million due to higher premium retention, which decreases ceding commissions and increases net earned premium.
Service and Fee Income
For the nine months ended September 30, 2025 and 2024, respectively, service and fee income was $8.8 million.
Net Investment Income
For the nine months ended September 30, 2025, net investment income was $18.8 million, an increase of $0.6 million, compared to $18.2 million for the nine months ended September 30, 2024. The increase was due primarily to higher average balance in cash and investments during the period. We are mainly invested in money market accounts, securities issued by the U.S. government and agencies, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the nine months ended September 30, 2025, loss and loss adjustment expenses were $184.4 million, an increase of $19.8 million, compared to $164.6 million for the nine months ended September 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods (in millions, except percent data):

	Nine Months Ended September 30,		Change	% Change
	2025	2024
Catastrophe losses	$62.1	$53.1	$9.0	17%
Non-catastrophe losses	122.3	111.5	10.8	10%
Total losses and loss adjustment expenses	$184.4	$164.6	$19.8	12%

Catastrophe loss ratio	22%	27%
Non-catastrophe loss ratio	44%	57%
Net loss ratio	66%	84%
Catastrophe losses ratio decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due primarily to a lower number and severity of catastrophe events in the second and third quarters of 2025 as well as premium growth and the benefits of the pricing and underwriting actions we have taken. This was partially offset by the impact of the series of destructive wildfires that affected Los Angeles, California (the “LA Wildfires”), which occurred in the first quarter of 2025. Included in our catastrophe loss ratio for the nine months ended September 30, 2025 and 2024, is a benefit of 1 percentage point and 1 percentage point related to prior year favorable developments, respectively.
Non-catastrophe losses ratio decreased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due primarily to premium growth and the benefits of the pricing and underwriting actions we have taken. Included in our non-catastrophe loss ratio for the nine months ended September 30, 2025 and 2024, is a benefit of 3 percentage points and 1 percentage point related to prior year favorable developments, respectively.
Insurance Related Expenses
For the nine months ended September 30, 2025, insurance related expenses were $95.9 million, an increase of $28.0 million, or 41%, compared to $67.9 million for the nine months ended September 30, 2024. The increase was due primarily to an increase in net acquisition expenses of $26.7 million due to increased premium retention and higher volume, partially offset by a decrease in underwriting costs of $1.2 million.
Technology and Development Expenses
For the nine months ended September 30, 2025, technology and development expenses were $24.2 million, an increase of $1.1 million, or 5%, compared to $23.1 million for the nine months ended September 30, 2024. The increase was due primarily to an increase in employee-related costs of $0.7 million.
Sales and Marketing Expenses
For the nine months ended September 30, 2025, sales and marketing expenses were $26.1 million, a decrease of $14.2 million, or 35%, compared to $40.3 million for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in employee-related costs of $7.1 million, including a decrease in stock-based compensation of $3.4 million due to a decrease in headcount. The decrease was also due to a decrease in contingent consideration of $2.7 million and a decrease in amortization of acquired intangible assets of $2.1 million due to the sale of our homebuilder distribution network and certain intangible assets that were fully amortized in the first quarter of 2025.
General and Administrative Expenses
For the nine months ended September 30, 2025, general and administrative expenses were $50.4 million, a decrease of $3.1 million, or 6%, compared to $53.5 million for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in legal costs of $3.6 million and a decrease in facilities cost of $1.1 million, partially offset by an increase in consultants costs of $0.9 million and an increase in employee related costs of $0.6 million.

Impairment and Restructuring Charges
For the nine months ended September 30, 2025, impairment and restructuring charges were $5.0 million, an increase of $1.4 million, or 39%, compared to $3.6 million for the nine months ended September 30, 2024. The increase was primarily related to the impairment of capitalized software which has been determined to have no future due to the sale of our homebuilder distribution network, and the impairment of a lease right-of-use asset due to termination of leased office space.
Gain on Sale of Business
For the nine months ended September 30, 2025, we recognized a gain on sale of $95.0 million related to the sale of our homebuilder distribution network, compared to a gain on sale of $8.2 million related to our subsidiary, Mainsail, for the nine months ended September 30, 2024.
Income Taxes
For the nine months ended September 30, 2025, income tax benefit was $0.1 million, a change of $1.1 million compared to an expense of $1.0 million for the nine months ended September 30, 2024.
Net (Income) Loss Attributable to Hippo
For the nine months ended September 30, 2025, net income attributable to Hippo was $51.7 million, an increase of $136.4 million compared to $84.7 million loss for the nine months ended September 30, 2024 due to the factors described above.
Reconciliation of Non-GAAP Financial Measures
Adjusted Net Income (Loss)
We define adjusted net income, a Non-GAAP financial measure, as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income (loss) does not reflect the overall profitably of our business. Adjusted net income (loss) should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income (loss) differently.
Net income (loss) calculated in accordance with GAAP reconciles to adjusted net income (loss) as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss) attributable to Hippo	$98.1	$(8.5)	$51.7	$(84.7)
Adjustments:
Depreciation and amortization	4.7	5.9	15.6	17.4
Stock-based compensation	7.0	9.0	22.6	29.3
Fair value adjustments	—	0.3	(0.2)	2.2
Other one-off transactions	(0.3)	0.2	0.5	5.4
Impairment and restructuring charges	3.8	—	5.0	3.6
Gain on sale of a business	(95.0)	(8.2)	(95.0)	(8.2)
Adjusted net income (loss)	$18.3	$(1.3)	$0.2	$(35.0)

Diluted Adjusted Earnings (Loss) per Share
We define diluted adjusted earnings (loss) per share as adjusted net income (loss) divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. We use adjusted net income (loss) per share, diluted as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings (loss) per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with GAAP, and other companies may define diluted adjusted earnings (loss) per share differently.
Diluted adjusted earnings (loss) per share, diluted is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Adjusted net income (loss)	$18.3	$(1.3)	$0.2	$(35.0)
Weighted-average common shares outstanding, diluted	26,025,069	25,068,472	26,186,034	24,644,272
Diluted adjusted earnings (loss) per share	$0.70	$(0.05)	$0.01	$(1.42)
Annualized Adjusted Return on Equity
We define annualized adjusted return on equity as adjusted net income (loss) expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. We use annualized adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Annualized adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.
Annualized adjusted return on equity is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Annualized adjusted net income (loss)	$73.2	$(5.2)	$0.3	$(46.7)
Average Hippo stockholders’ equity	377.0	324.5	391.8	352.2
Annualized adjusted return on equity	19%	(2)%	—%	(13)%
Tangible Book Value Per Share
We define tangible book value per share as total stockholders’ equity, less intangible assets, divided by the outstanding number of shares of our common stock at the end of the relevant period. We use tangible book value per share internally to evaluate changes from period to period in book value per share exclusive of changes in intangible assets. Tangible book value per share should not be viewed as a substitute for book value per share calculated in accordance with GAAP, and other companies may define tangible book value per share differently.
Tangible book value per share is calculated as follows:

	September 30, 2025	December 31, 2024
Hippo stockholders’ equity	$421.5	$362.1
Less: Intangible assets	14.0	17.0
Tangible stockholders’ equity	$407.5	$345.1
Shares outstanding	25,337,366	24,866,803
Tangible book value per share	$16.08	$13.88
Expense Ratio
We define expense ratio as the ratio of insurance related expenses, technology and development expenses, sales and marketing expenses, and general and administrative expenses, net of commission income, net and service and fee income, to net earned premiums. We use the expense ratio to measure our operating performance. Other companies may define expense ratio differently.
Expense ratio is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Earned Premium	$99.7	$70.6	$281.0	$195.5

Net expenses:
Insurance related expenses	$32.9	$22.6	$95.9	$67.9
Technology and development	8.0	7.0	24.2	23.1
Sales and marketing	8.0	12.5	26.1	40.3
General and administrative	16.5	15.3	50.4	53.5
Less: commission income, net and service and fee income	(13.6)	(18.7)	(48.4)	(56.5)
Total net expenses	$51.8	$38.7	$148.2	$128.3
Expense Ratio	52%	55%	53%	66%
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of September 30, 2025, we had $247.7 million of cash, $24.5 million of restricted cash, and $420.2 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2025, is $42.4 million, and there were no outstanding amounts under this agreement.
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million. The surplus note issuance provides additional statutory capital and further support Spinnaker’s operational and growth initiatives.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, common stock and a surplus note, as well as from asset dispositions and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.

Cash Flow Summary
The following table summarizes our cash flows for the periods presented (in millions):

	Nine Months Ended
	September 30,
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$6.0	$53.9	$(47.9)
Investing activities	$14.5	$2.5	$12.0
Financing activities	$18.9	$(20.6)	$39.5
Operating Activities
Cash provided by operating activities was $6.0 million for the nine months ended September 30, 2025, a change of $47.9 million, from cash provided by operating activities of $53.9 million for the nine months ended September 30, 2024. The decrease was due primarily to a decrease in cash provided by working capital, partially offset by an increase in net income.
Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.
Investing Activities
Cash provided by investing activities was $14.5 million for the nine months ended September 30, 2025, due primarily to the maturities of investment securities and the proceeds from sale of business, net of cash disposed, partially offset by purchases of investment securities.
Cash provided by investing activities was $2.5 million for the nine months ended September 30, 2024, due primarily to the maturities of investment securities and proceeds from the sale of a business, partially offset by purchases of investment securities.
Financing Activities
Cash provided by financing activities was $18.9 million for the nine months ended September 30, 2025, primarily driven by proceeds from the surplus note and common stock issuances. These are partially offset by share repurchases under program, taxes paid related to net share settlement of RSUs, and distributions to noncontrolling interests and change in fiduciary liabilities.
Cash used in financing activities was $20.6 million for the nine months ended September 30, 2024, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.
Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, our surplus note, and unpaid loss and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2024, other than an increase in Unpaid Loss and Loss Adjustment Expense and the surplus note. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
The following table provides information with respect to purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in millions, except share and per share data)
July 1 through July 31, 2025	514,309	$28.17	514,309
August 1 through August 31, 2025	—	$—	—
September 1 through September 30, 2025	—	$—	—
Total	514,309			$18.1

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2025 our officers and directors took the following actions with respect to 10b5-1trading arrangements:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-01(1)	Non- Rule 10b5-01	Total Shares to be Sold	Expiration Date
Richard McCathron (Chief Executive Officer)	Adopt	8/29/2025	X	—	90,000	12/31/2026
Torben Ostergaard (CEO, Spinnaker )	Adopt	8/22/2025	X	—	28,457(2)	11/30/2026
Michael Stienstra (GM & Chief Insurance Officer, HHIP)	Adopt	9/21/2025	X	—	43,290(3)	9/30/2026
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Includes the sale of up to 20,229 Restricted Stock Units (RSUs) of the Company that are expected to vest during the term of the trading arrangement.
(3) Includes the sale of up to 9,892 RSUs of the Company that are expected to vest during the term of the trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema Document*
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: November 5, 2025	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer)