Form 10-K
period 2025-12-31
Hippo Holdings Inc.
filed 2026-03-05
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.0001 par value (the “Common Stock”), held by non-affiliates of the Registrant as of June 30, 2025 was approximately $598 million based upon the closing price reported for such date on The New York Stock Exchange (“NYSE”). For purposes of this disclosure, shares of Common Stock held by officers and directors of the Registrant and persons that may be deemed to be affiliates under the Act have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock was 25,970,978 as of February 24, 2026.
Documents Incorporated by Reference
Portions of the registrant's Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•We have a history of net losses and we may not maintain profitability in the future.
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
•Our proprietary technology platform, which relies on third-party data, may not operate properly or as we expect it to operate, or may be claimed to infringe, misappropriate or violate a third-party’s intellectual property rights.

•Our future success depends on our ability to continue to develop and implement our proprietary technology and to maintain the confidentiality of our trade secret rights under this technology.
•If we fail to properly develop, invest in, deploy, and manage artificial intelligence technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
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

PART I
ITEM 1. BUSINESS
Our Company
In August 2021, Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”) completed a business combination resulting in Old Hippo becoming a wholly owned subsidiary of, Reinvent Technology Partners Z, a Cayman Islands exempted company and special purpose acquisition company which at that time changed its name to Hippo Holdings Inc.
Hippo Holdings Inc. (“Hippo”) is a technology-native insurance holding company that, through its subsidiaries, delivers a broad range of insurance products to customers via its owned and partner MGAs which generated $1.1 billion of gross written premium in 2025. By combining disciplined underwriting, advanced data analytics, and a customer-first approach, Hippo is building a diversified risk portfolio aimed at delivering sustainable long-term returns on stockholders’ equity. The Company offers its services primarily in the United States as of December 31, 2025.
Our goal is to create long-term value for our stockholders by generating attractive risk adjusted underwriting results while growing our business. We strive to accomplish this by growing our diversified portfolio of risk through disciplined underwriting, continuous portfolio optimization, and risk management—striving to deliver consistent, sustainable returns across market cycles.
Hippo had $436.1 million of stockholders’ equity at year-end 2025, operates as a multi-carrier platform and strives to be the carrier of choice for leading MGAs. The platform serves as a licensed insurance carrier for MGAs, offering admitted and non-admitted (E&S) paper together with access to capital, regulatory licenses, and reinsurance across multiple lines of business spanning homeowners, renters, commercial multi-peril, casualty, and other lines—empowering partner growth and protecting policyholders.
Hippo focuses on balanced, diversified growth by combining stable fee income from its carrier platform with selective risk retention across personal and commercial lines—participating in the underwriting results of high-performing MGA programs. This approach creates a resilient premium base and positions Hippo to capture opportunities in both established and emerging insurance segments.
Hippo approaches risk thoughtfully, through disciplined underwriting and advanced financial and catastrophe modeling. The company evaluates and manages the risk associated with every program it supports. Continuous portfolio optimization keeps exposure aligned with Hippo’s risk appetite, ensuring the company remains resilient across market cycles.
Lines of Business
Hippo operates and reports its underwriting business on a gross written, net written, and net earned premium basis across five main lines of business: Homeowners’, Renters, Casualty, Commercial Multi-Peril (“CMP”), and Other. These lines of business may change as the business grows and evolves.
Homeowners
Our reported Homeowners line of business is a combination of policies written by our owned program and polices written by third-party program partners. We manage our homeowners’ business and exposure on an aggregate basis to most efficiently deploy capital and utilize reinsurance capacity. We believe the homeowners market is poised for rapid transformation with trends in emerging technology that will allow better assessment of home insurance risk resulting in more accurate pricing, proliferation of application programming interfaces (“APIs”), and meeting the rising customer expectations for personalized and real-time products. The sector remains characterized by legacy inefficiencies, including outdated risk assessment models, fragmented distribution, and reactive service models.
Our owned program is the Company’s Hippo-branded homeowners insurance business. Our mission is to protect what matters most in a rapidly evolving world.

Hippo harnesses technology and data to refocus the home insurance experience around the customer’s needs at every stage of the relationship. We seek to facilitate an active partnership with our customers to help prevent losses, which in turn creates better results for Hippo. The result creates an opportunity for a win-win.
Renters
The Renters line is a short-tail personal lines coverage typically providing protection for personal property and contents of rented residences. This line of business is underwritten by a third-party program administrator and is Hippo’s longest active program.
Casualty
Casualty consists of liability insurance products with short to medium tail loss characteristics. Coverage responds to claims for bodily injury, property damage, and related defense costs. Business is written through delegated authority arrangements with program administrators and MGAs. Loss development extends over multiple periods, requiring structured limits, defined attachment points, and reinsurance support to manage capital exposure.
Primary sub-lines include: General liability, Commercial auto liability, and Excess and umbrella liability
Commercial Multi-Peril (“CMP”)
Commercial Multi-Peril includes commercial property and packaged property and liability coverage for small to mid-sized commercial insureds under a single policy. Programs are class specific and distributed through third-party program administrators. Property losses are generally short tail. Liability losses develop over a longer period and are managed through underwriting guidelines and reinsurance arrangements.
Primary sub-lines include: Small business owners policies, Habitational commercial packages, and Retail and service industry packages
Other
Other includes insurance products and programs that are not material on an individual basis. These programs are evaluated independently based on underwriting results, loss development, scalability, and capital impact. Premiums from discontinued programs continue to be reported through policy expiration.
Primary sub-lines include: Specialty property programs, Niche personal or commercial products, and Runoff and discontinued programs
Strategic Pillars for Profitable Growth
Hippo’s roadmap for value creation is defined by three strategic pillars designed to enhance resilience and profitability:
1. Strategic Diversification: The company is actively diversifying its premium base beyond personal lines into commercial multi-peril and casualty lines. This diversification reduces dependency on catastrophe exposed property risks and leverages Spinnaker’s capabilities to access broader segments of the insurance value chain.
2. Unlocking Market Growth: Hippo capitalizes on secular growth trends in the U.S. property and casualty (“P&C”) market by deploying a differentiated, technology-forward customer experience. A key component of this pillar is strategic partnerships which expands our reach into attractive markets, as evidenced with The Baldwin Group (“BWIN”), a partnership which both triples Hippo's access in the desirable New Homes channel and other niche commercial markets.
3. Optimized Risk Management: We are leveraging our diversified portfolio and deep risk management capabilities to continuously optimize performance across market cycles. This includes utilizing our multi-line portfolio to intelligently modulate risk participation. By adjusting pricing, coverage, and retention levels in response to market conditions, Hippo seeks to maximize ROE while minimizing volatility.
Competition
We face competition from both established national brand names that offer competing products and specialists within our core verticals. These more established competitors have advantages such as brand recognition, greater access to capital, breadth of product offering, and scale of resources. We also face competition from select and new insurtechs that offer digital platforms. However, the P&C market is fragmented, with just one carrier having over 10% market share according to S&P Capital IQ. This allows for multiple large and growing players to coexist with differentiated products and approaches.
Competitive Strengths
Hippo’s competitive position is fortified by a combination of proprietary technology, deep industry expertise, and a unique go-to-market approach.
Proprietary Technology and Data Advantage: Hippo’s full-stack technology infrastructure and proprietary underwriting engine enable real-time risk assessment and pricing precision that legacy systems cannot match. The platform’s ability to integrate third-party data via APIs allows for granular risk selection, supporting the company's "Science of Risk" philosophy. This technological edge facilitates an "active partnership" with customers, focusing on proactive loss prevention rather than solely reactive claims payment.
Deep Industry Expertise: The company has assembled a leadership team with extensive experience from top tier incumbent carriers. This depth of talent combines traditional insurance discipline with modern technological capabilities, creating a "right to win" in complex underwriting environments.
Differentiated Go-to-Market Strategy: Hippo employs an omni-channel distribution strategy that meets customers where they are, whether through direct-to-consumer channels, independent agents, or embedded partnerships. The acquisition of the Spinnaker platform has further differentiated Hippo by enabling it to serve as a capacity provider for other high-performing MGAs, creating a network effect of data and distribution reach. As illustrated in the company's growth drivers, this strategy supports organic growth from existing programs while layering in new hybrid fronting programs and scaling the New Homes channel.
•We protect what matters most in a rapidly changing world through deep home expertise, and a promise to put customers first.
•Disciplined underwriting standards guide program selection.
•Advanced financial and catastrophe modeling provides a data-driven view of exposure and informs precise risk participation decisions.
•Continuous portfolio optimization measures performance and keeps exposure within Hippo’s well-defined risk appetite.
•Active adjustment of pricing and coverage helps maintain resilience as market conditions and risk factors evolve.
Barriers to Entry
New entrants who work to rebuild the customer experience, with technology, new data and nimble changes, will be better positioned to serve today’s homeowners. For the right company, the opportunity is enormous. However, new entrants must overcome high barriers to entry:
•Significant initial capital requirements to support insurance risk, challenges finding cost-effective reinsurance without an underwriting track record, expensive off-the-shelf policy and claims management systems, or resource-intensive investment in developing a proprietary tech stack
•Complicated and fragmented regulatory landscape with a unique set of rules from each state
•Significant resource investment in tech, including artificial intelligence, and infrastructure to access, collect and validate insurance-related data, in addition to the development of multiple customized APIs
•Difficulty accessing distribution networks, built upon a legacy, agent-based distribution, or resource-intensive process of creating and scaling new, alternative customer acquisition channels
We believe incumbents face multiple challenges in responding to the ongoing transformation and meeting customer needs, including channel conflict, data stability and veracity (stemming from unverified customer-supplied data), and too much reliance on aging and siloed technology. And with the agent population shrinking (according to

McKinsey & Company research), incumbents may find it harder to access new customers who increasingly choose digital and embedded channels.
Our Values and People
As of December 31, 2025, our workforce consists of a total of 540 employees, of which 371 were located in the United States and 169 located internationally. We engage temporary workers and independent contractors when necessary in connection with a particular project, to meet increases in demand or to fill vacancies while recruiting a permanent employee. None of our employees are currently represented by a labor union or are covered by a collective bargaining agreement with respect to his or her employment. To date we have not experienced any work stoppages, and we consider our relationship with our employees to be good. Our people team is focused on identifying and retaining top talent and building a world class organization. We use recognition and rewards including compensation and equity to attract and retain our talent.
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
Data Privacy and Protection Laws
In the course of our business, we collect and maintain confidential and personal information. As a result, we are subject to U.S. federal and state privacy laws and regulations that, among other things, require that we institute and maintain certain policies and procedures to safeguard this information from improper use or disclosure. In the U.S., insurance companies are subject to the privacy provisions of the federal Gramm-Leach-Bliley Act and the National Association of Insurance Commissioners (“NAIC”) Insurance Information and Privacy Protection Model Act, to the extent adopted and implemented by various state legislatures and insurance regulators. The regulations implementing these laws require insurance companies to, among other things, disclose their privacy practices to consumers, explain data-sharing practices, allow customers to opt-out of the sharing of certain personal information with unaffiliated third parties, and maintain certain security controls to protect their information. Additionally, we are subject to the Telephone Consumer Protection Act which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. Violators of these laws face regulatory enforcement action, substantial civil penalties, injunctions, and in some states, private lawsuits for damages.
Privacy regulation in the U.S. is rapidly evolving. For example, in California the California Consumer Privacy Act (the “CCPA”), which came into force in 2020, gives California residents expanded rights to access and request deletion of their personal information, the right to opt out of certain personal information sharing, and receive detailed information about how their personal information is used and shared. The CCPA allows the regulator to impose civil penalties for violations and provides a private right of action for certain data breaches. The California Privacy Rights Act (“CPRA”) amended the CCPA and took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain personal information, including their ability to limit the use of precise geolocation information and other categories of information classified as “sensitive.” In addition to increasing our compliance costs and potential liability, the CCPA’s restrictions on “sales” of personal information may restrict our use of cookies and similar technologies for advertising purposes.
The CCPA/CPRA marked the beginning of a trend toward more stringent privacy legislation in the U.S., with multiple states subsequently enacting their own privacy laws, creating a patchwork of laws that has resulted in increased compliance obligations for companies. State attorneys general and privacy agencies are setting new legal precedents through significant settlements and investigations. This has created a complex mix of enforcement priorities and legal interpretations that companies must navigate. Congress, state legislatures, and regulatory authorities continue to consider additional privacy regulations.

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
Data Security and Cybersecurity Laws
In addition to data privacy laws, a growing number of both federal and state regulatory bodies have enacted data security and cybersecurity laws requiring companies to take proactive data security measures to protect personal information from cybersecurity threats. In 2017, the New York Department of Financial Services (“NYDFS") adopted a broad cybersecurity regulation that requires financial services institutions to, among other things, implement and maintain a cybersecurity program and a cybersecurity policy that will be monitored and tested periodically, develop controls and technology standards for data protection, meet minimum standards in response to any cybersecurity breach and annually certify their compliance with the regulation. On November 1, 2023, the NYDFS issued a significant amendment to the cybersecurity requirements, mandating covered entities to adopt specific standards and controls to secure sensitive data. The recent amendment significantly expands obligations on entities regulated by NYDFS to report cybersecurity incidents and enhance their consumer data protection and cybersecurity infrastructure. Regulated entities were generally required to comply with the new requirements imposed by the amendment in phases throughout 2024 and 2025.
At the federal level, in July 2023 the Securities and Exchange Commission (“SEC”) issued a final rule requiring registrants to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.
In addition, a majority of states require that companies employ reasonable data security measures, and several have prescriptive laws that require companies to develop, implement, and maintain specific data security measures and, in some cases, a comprehensive information security program. States have also enacted industry-specific data security and cybersecurity laws, including the NAIC Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information.
For additional information, see “Risk Factors — Risks Related to Our Industry —The increasing adoption by states of cybersecurity regulations has imposed, and could impose additional, compliance burdens on us and expose us to additional liability” and Item 1C. Cybersecurity.
Artificial Intelligence Regulation
Additionally, the NAIC has been examining the use of artificial intelligence in the insurance industry, such as the sources of some of the data we use in marketing and underwriting our products. On December 4, 2023, the NAIC released a model bulletin entitled “Model Bulletin on the Use of Artificial Intelligence Systems by Insurers” (the “Model AI Bulletin”), which encourages insurers to develop, implement and maintain a written program for the use of Artificial Intelligence (“AI”) systems (the “AIS program”) that is designed to mitigate the risk that the use of AI systems in making or supporting decisions affecting insurers’ customers will result in decisions that are arbitrary or capricious, unfairly discriminatory or that otherwise violate unfair trade practice laws. According to the Model AI Bulletin, the AIS program should: (1) address governance, risk management controls and internal audit functions, (2) be adopted by the board of directors or an appropriate board committee, (3) be tailored to and proportionate with the insurer’s use and reliance on AI and AI systems, (4) be independent or part of an insurer’s existing enterprise risk management framework; (5) address the use of all AI systems that make decisions impacting customers and include processes and procedures for notifying impacted consumers that AI systems are in use; (6) address the AI systems used with respect to regulated insurance practices whether developed by an insurer or third-party vendor; and (7) address the use of AI systems across the insurance product life cycle. As of January 2026, 25 states have adopted bulletins similar to the Model AI Bulletin, and California, Colorado, Illinois, New York, Texas, and Utah have also adopted regulations specific to the use of AI.
At the federal level, on December 11 2025, President Trump signed an Executive Order titled “Ensuring A National Policy Framework For Artificial Intelligence” (the “AI EO”) aiming to replace the patchwork of state AI regulations with a unified federal approach, directing federal agencies to develop a “minimally burdensome” national standard and empowering federal agencies to counter state regulations deemed excessive or inconsistent with federal policy. The AI EO also directs the Secretary of Commerce to publish, within 90 days, an evaluation of state AI laws considered “onerous” or inconsistent with federal policy. States identified in this report may lose eligibility for remaining funding under the Broadband Equity Access and Deployment (BEAD) Program, and agencies are instructed to consider conditioning discretionary grants on states agreeing not to enforce conflicting state laws.
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
Spinnaker and its subsidiaries’ ability to pay dividends without regulatory notice, or, in the case of certain dividends, regulatory approval, is restricted by Illinois and Texas law. Additionally, Spinnaker in the future may become commercially domiciled in additional jurisdictions depending on the amount of premiums written in those states. The laws of these other jurisdictions contain similar limitations on the payment of dividends by insurance companies that are domiciled in that state, and such laws may be more restrictive than Illinois and Texas.
In addition, in 2020 the NAIC adopted a group capital calculation covering all entities of the insurance company group for use in solvency monitoring activities. Any increase in the amount of capital or reserves our insurance subsidiaries are required to hold could reduce the amount of future dividends such subsidiaries are able to distribute to the holding company.

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
As of December 31, 2025, our patent portfolio consisted of five U.S. utility patents covering autonomous cancellation of insurance policies using a multi-tiered data structure, system and method for updating a policy object and real time rate monitoring. Our issued patents are expected to expire between May 23, 2038 and October 13, 2040. As of December 31, 2025, Hippo’s trademark portfolio consisted of forty registered trademarks, and Spinnaker owned one registered trademark.
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
Risks Related to Our Business
We have a history of net losses and we may not maintain profitability in the future.
Prior to 2025, we incurred significant net losses on an annual basis since our incorporation in 2015, and we may experience net losses in the future. Several factors contributed to our historical losses, including volatility in our earnings due to severe weather events. For example, significant catastrophe losses resulting from severe weather in the second quarter of 2023 prompted us to institute a nationwide pause on underwriting new premiums for our HO3 business. This pause was intended to reduce volatility, but it also had the effect of reducing premium and revenue. Also, over the long term, we expect to expend substantial financial and other resources on marketing and advertising as part of our strategy to increase our customer base. The marketing and advertising expenses that we incur are typically expensed immediately, while most revenues that the expenses generate are recognized ratably over the 12-month term of each insurance policy that we write. This timing difference can, therefore, result in expenses that exceed the related revenue generated in any given year and create a net loss. In addition, although we have reduced headcount in the past in an effort to reduce expenses, over time we intend to grow our employee base. Also, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue declines in the future, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short term. Accordingly, we may not be able to maintain profitability and we may incur significant losses in the future.
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
If our claims adjusters or third-party claims administrators are unable to effectively process our volume of claims, our ability to grow our business while maintaining high levels of customer satisfaction could be compromised, which, in turn, could adversely affect our reputation and operating margins.
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
Our revenue grew in the year ended December 31, 2025 compared to the year ended December 31, 2024, although our total average number of employees decreased during the same period. This revenue growth, coupled with reduced headcount, has placed and may continue to place significant demands on our management and our operational and financial resources. Our corporate and organizational structure will become more complex if we make acquisitions, add additional insurance and non-insurance products, expand our operations, add and integrate employees, and invest in joint venture and other strategic investments. To accommodate our growth, we will need to enhance our operational, legal and compliance, financial, and management controls, as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas, without undermining our corporate culture of rapid innovation, teamwork, and attention to the insurance-buying experience for the customer. If we cannot manage our growth effectively to maintain the accuracy, quality, and efficiency of our customers’ insurance-buying experience, as well as their experience as ongoing customers, our business could be harmed as a result, and our results of operations and financial condition could be materially and adversely affected.

Intense competition in the segments of the insurance industry in which we operate could negatively affect current financials and our ability to maintain or increase profitability.
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
Moreover, as we expand into new lines of business and potentially offer additional non-insurance home-related products beyond homeowners’ insurance, we could face intense competition from companies that are already established in such markets. In non-insurance products, we may face competition from large technology companies, such as Alphabet and Amazon, that have significant resources and long-standing relationships with customers across a variety of products.
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
Establishing adequate premium rates is necessary, together with investment income, if any, to generate sufficient revenue to offset losses and loss adjustment expenses (“LAE”), acquisition expenses, and other costs. If we do not accurately assess the risks that we underwrite, we may not charge adequate premiums to cover our losses and expenses, which would adversely affect our results of operations and our profitability. Moreover, if we determine that our prices are too low, insurance regulations may preclude us from being able to non-renew insurance contracts, non-renew customers, or raise prices. Alternatively, we could set our premiums too high, which could reduce our competitiveness and lead to lower revenues, which could have a material adverse effect on our business, results of operations, and financial condition.
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
We utilize our technology platform to gather customer and other third-party data in order to determine whether or not to write and how to price our insurance products. Additionally, our claims operation utilizes our technology platform to manage claims and we intend to expand our technology platform to further support the processing of some or all of our claims. The continuous development, maintenance, and operation of our technology platform is complex and expensive to maintain and improve; its continuous development, maintenance, and operation may entail unforeseen difficulties, including material performance problems, undetected defects, or errors for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our technology from operating properly. If our platform does not function reliably, we may incorrectly select or renew our customers, price insurance and non-insurance products for our customers, or incorrectly pay or deny claims made by our customers. These errors could result in (i) selecting an uneconomic mix of customers; (ii) customer dissatisfaction with us, which could cause customers to cancel or fail to renew their insurance policies or non-insurance products with us, or make it less likely that prospective customers obtain new insurance policies; (iii) causing us to underprice policies or overpay claims; or (iv) causing us to incorrectly deny policyholder claims and become subject to liability. If our data analytics do not function reliably, we may incorrectly price insurance products for our customers or incorrectly pay or deny claims made by our customers. Either of these situations could result in customer dissatisfaction with us, which could cause customers to cancel their insurance policies with us and prevent prospective customers from obtaining new insurance policies. Additionally, technology platform errors could result in failure to comply with applicable laws and regulations including, but not limited to, unintentional noncompliance with our rate and form filings, cancellation and non-renewal requirements, unfair trade and claims practices, and non-discrimination, which could subject us to legal or regulatory liability and harm our brand and reputation. Any of these eventualities could result in a material adverse effect on our business, reputation, results of operations, and financial condition.
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

If we fail to properly develop, invest in, deploy, and manage AI Technologies used in our products and services, our business, financial condition, and results of operations could be materially adversely affected.
We have incorporated, and expect in the future we will continue to incorporate, machine learning and generative artificial intelligence technologies (collectively, “AI Technologies”) throughout our business. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in maintaining and deploying AI Technologies and there can be no assurance that the usage of, or our investments in, such AI Technologies will always be beneficial to our products or services, or business, including our efficiency or profitability.
In particular, if the models underlying the AI Technologies we utilize are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient compliance measures, the performance of our products, services and business, as well as our reputation, could suffer or we could incur liability resulting from violations of laws or contracts to which we are a party or civil claims brought against us.
Our competitors or other third parties may incorporate AI Technologies into their products more quickly or more successfully than us, which could impair our ability to compete effectively. Additionally, any output data created using AI Technologies may not be subject to copyright protection which may adversely affect our intellectual property rights in, or ability to commercialize or use, the output data. In the United States, a number of civil lawsuits have been initiated related to the foregoing and other concerns, the outcome of any one of which may, among other things, require us to limit the ways in which we use AI Technologies in our business. While AI-related lawsuits to date have generally focused on the AI service providers themselves, our use of any output produced by AI Technologies may expose us to claims, increasing our risks of liability. For example, the output data produced by certain AI Technologies may include information subject to certain privacy laws or constitute an unauthorized derivative work of the copyrighted material used in training the underlying AI Technology, any of which could also create a risk of liability for us, or adversely affect our customers and our business or operations.
We use AI Technologies licensed from third parties in our business and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party technology. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our business could be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.
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
We have begun to incorporate artificial intelligence and machine learning technologies in various areas of our business. State and federal lawmakers and insurance regulators are focusing upon the use of artificial intelligence broadly, including concerns about transparency, deception, and fairness in particular. New laws or regulations, changes in existing laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of artificial intelligence, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. For example, in December 2023 the NAIC adopted the Model Bulletin on Use of Artificial Intelligence Systems (“AI Systems”) by Insurers (the

“Model AI Bulletin”) and as of January 2026, 25 states have adopted bulletins substantially similar to the Model AI Bulletin. California, Colorado, Illinois, New York, Texas, and Utah have also adopted regulations specific to the use of artificial intelligence and other states have proposed similar legislation.
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
In December 2025, President Trump issued a new Executive Order aiming to replace the patchwork of state AI regulations and authorizing the federal government to take action to counter state regulations it deems excessive or inconsistent with federal policy. Any changes at the federal level pertaining to the regulation of AI could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
U.S. legislation related to the use of AI Systems generally has also been introduced at the federal level and is advancing at the state level. For example, in September 2025 the California Office of Administrative Law approved a major update to the CCPA regulations under the oversight authority of the California Privacy Protection Agency (CPPA) introducing new requirements related to Automated Decision-Making Technology (ADMT), including AI and algorithmic systems, that significantly expand how businesses must govern AI and automated tools when they process personal information. California has enacted new laws and amendments to such laws that further regulate use of AI Systems and provide consumers with additional protections around companies’ use of AI Systems, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI Systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, as amended establishes disclosure requirements and accountability measures for the use of generative AI in “high-risk” consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Systems in the future.
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
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. We could be subject to a cyber-incident or other adverse event that threatens the security, confidentiality, integrity, or availability of our information resources, including intentional attacks or unintentional events where parties gain unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information about subscribers, vendors, and employees. For example, unauthorized parties could steal or access our customers’ names, email addresses, physical addresses, phone numbers, and other information that we collect when providing insurance quotes. Outside parties may also attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Further, our vendors are also susceptible to data breaches, including our payment processing vendors who handle customer credit card numbers or other payment information and successful cyberattacks that disrupt or result in unauthorized access to third-party information systems can materially impact our operations and financial results. While we use encryption and authentication technology licensed from third parties designed to effect secure transmission of such information, we cannot guarantee the security of the transfer and storage of personal information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target and may originate from less regulated and remote areas around the world. Accordingly, we may be unable to proactively address these techniques or to implement adequate preventative measures. Despite our efforts and processes to prevent breaches, our products and services, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, third-party or employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could threaten the confidentiality, integrity and availability of our information resources and confidential information and lead to interruptions, delays, loss of critical data, unauthorized access to customer data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets.
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
In the ordinary course of business, we collect, store, and transmit information, including personal information, in relation to our current, past, or potential customers, business partners, agents, staff, and contractors. In the U.S., there are numerous federal and state data privacy and protection laws and regulations governing the collection, use, disclosure, protection, and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the CCPA, which became effective in January 2020, created new privacy rights for consumers residing in the state of California and imposes obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights and imposes corresponding obligations on covered businesses relating to the access to, deletion of, and sharing of personal information collected by covered businesses, including California residents’ right to access and delete their personal information, opt out of certain sharing and sales of their personal information, and receive detailed information about how their personal information is used. The law exempts from certain requirements of the CCPA certain information that is collected, processed, sold, or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, or the federal Driver’s Privacy Protection Act. The definition of “personal information” in the CCPA is broad and may encompass other information that we maintain beyond that excluded under the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. Further, the CCPA allows the regulator to impose civil penalties for violations and provides a private right of action for certain data breaches that result in the loss of personal information. This private right of action has increased the likelihood of, and risks associated with, data breach litigation. In 2020, California voters also passed the CPRA, which took effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, and requiring us to incur additional costs and expenses in an effort to comply. The CCPA marked the beginning of a trend toward more stringent privacy legislation in the U.S., and multiple states have subsequently enacted or proposed similar laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in over a dozen states, and amendments to such laws are regularly proposed. Like the CCPA, many of these laws contain exclusions for entities subject to the Gramm-Leach-Bliley Act or for information covered by the Gramm-Leach-Bliley Act, the Driver’s Privacy Protection Act, and the Fair Credit Reporting Act. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise. There is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. Additionally, we are subject to the federal Telephone Consumer Protection Act, which restricts the making of telemarketing calls and the use of automatic telephone dialing systems. New laws and proposed legislation, if passed, could have conflicting requirements that could make compliance challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. The effects of the CCPA and other similar state laws subsequently enacted, as well as possible future state or federal laws, are potentially significant and may require us to modify our data collection and processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We may also face particular privacy, data security, and data protection risks in connection with requirements of the European Union’s (“E.U.”) General Data Protection Regulation 2016/679 (“GDPR”), the United Kingdom (“UK”) GDPR and UK Data Protection Act 2018 (which retains the GDPR in UK national law) and other data protection regulations in the E.U. and UK. Among other stringent requirements, the GDPR restricts transfers of data outside of the E.U. to third countries deemed to lack adequate privacy protections (such as the U.S.), unless an appropriate safeguard specified by the GDPR is implemented. In 2020, a decision of the Court of Justice of the European Union invalidated a key mechanism for lawful data transfer to the U.S. and called into question the viability of its primary alternative. As such, the ability of companies to lawfully transfer personal data from the E.U. to the U.S. is presently uncertain. Other countries have enacted or are considering enacting similar cross-border data transfer rules or data localization requirements. These developments could limit our future ability to deliver our products in the E.U. and other foreign markets. In addition, any failure or perceived failure to comply with these rules may result in regulatory fines or penalties, including orders that require us to change the way we process data. In 2025, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule that went into effect, referred to as the “Data Security Program” (DSP), to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). The DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied.
Additionally, we are subject to the terms of our privacy policies and data privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our data privacy-related obligations to customers or other third parties, or our other data privacy-related legal obligations, may result in governmental or regulatory investigations, enforcement actions, regulatory fines, civil or criminal penalties, compliance orders, litigation (including class actions), or public statements against us by consumer advocacy groups or others and could cause customers to lose trust in us, all of which could be costly and have an adverse effect on our business. In addition, new and changed rules and regulations regarding data privacy, data protection (in particular those that impact the use of artificial intelligence), and cross-border transfers of customer information could cause us to delay planned uses and disclosures of data to comply with applicable data privacy and data protection requirements. Moreover, if third parties that we work with violate applicable laws or our policies, such violations also may put personal information at risk, which may result in increased regulatory scrutiny and have a material adverse effect on our reputation, business, and operating results.
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
Additionally, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. Courts and regulatory agencies continue to evaluate the patentability and copyrightability of AI-generated innovations and works, and we cannot predict how these legal developments will affect our ability to protect intellectual property created through or in connection with our AI Technologies. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. As we incorporate generative AI Technologies into certain of our business processes, including customer communications and document generation, we may face increased risk that outputs produced using such tools may not be protectable under intellectual property laws or may inadvertently incorporate third-party copyrighted material, potentially exposing us to infringement claims.
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
A large portion of our business originates from customers in California and Texas. As a result of this concentration, if a significant catastrophe event or series of catastrophe events occur, such as a natural disaster or severe weather event (such as the Southern California wildfires in 2025, Texas hail storms in 2019 and 2023, or the Texas winter storm in February 2021), and cause material losses in California and Texas, our business, financial condition, and results of operations could be materially adversely affected. Further, as compared to our competitors who operate on a wider geographic scale, any adverse changes in the regulatory or legal environment affecting property and casualty insurance in California and Texas may expose us to more significant risks. In addition, as

Spinnaker is domiciled in Illinois, any adverse changes in the regulatory environment affecting property and casualty insurance in Illinois may also expose us to more significant risks.
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
Litigation and other proceedings may include, but are not limited to, complaints from or litigation by vendors, employees, customers, our insurance companies, or reinsurers, related to alleged breaches of contract or otherwise. If our market share increases, competitors may pursue litigation to require us to change our business practices or offerings and limit our ability to compete effectively. As is typical in the insurance industry, we continually face risks associated with litigation of various types arising in the normal course of our business operations, including disputes relating to insurance claims under our policies, as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including the sale of insurance and unfair trade or claim settlement practices. In addition, because we utilize our own and third-party data, it is possible that customers or consumer groups could bring individual or class action claims, and regulators could bring actions alleging that our methods of collecting data and pricing risk are impermissible or discriminatory. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business. If we were to be involved in litigation and it was determined adversely, it could require us to pay significant damages or to change aspects of our operations, either of which could have a material adverse effect on our financial results. Even claims without merit can be time-consuming and costly to defend and may divert management’s attention and resources away from our business and adversely affect our business, results of operations, and financial condition. Additionally, lawsuits over claims that are not individually material could in the future become material if aggregated with a substantial number of similar lawsuits. In addition to increasing costs, a significant volume of customer complaints or litigation could adversely affect our brand and reputation, regardless of whether such allegations are valid or whether we are liable. We cannot predict with certainty the costs of defense, the costs of prosecution, applicability or adequacy of insurance coverage, or the ultimate outcome of litigation or other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings may harm our business and financial condition. Refer to Note 13, Commitments and Contingencies, Legal Proceedings.
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
We are subject to income and non-income taxes in the United States and internationally. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and the IRS or other tax authorities may challenge the positions that we take.
We may not be able to utilize a portion of our net operating loss carryforwards (“NOLs”) to offset future taxable income, which could adversely affect our net income and cash flows.
It is possible that we will not generate sufficient future taxable income to fully use our U.S. federal and state NOL carryforwards, if at all. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We have experienced two historical ownership changes (in 2016 and 2018) and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo a future ownership change, we may be prevented from fully utilizing our NOL carryforwards existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOL carryforwards. To the extent we are not able to offset future taxable income with our NOL carryforwards, our net income and cash flows may be adversely affected.
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
Over the past few years the global economy has been negatively impacted by the military conflict between Russia and Ukraine, and the ongoing conflicts in the Middle East have caused political, economic, and military instability in the Middle East and surrounding regions. Our business may be indirectly adversely affected by the effects of conflicts such as these and we are unable to predict the impact of international conflicts on our business or the global economy. The potential impacts of escalation of geopolitical tensions, including trade barriers or restrictions on global trade, are unknown and could result in, among other things, heightened cybersecurity threats, protracted or further increased inflation, lower consumer demand, fluctuations in interest and foreign exchange rates and increased volatility in financial markets, any of which could adversely affect our businesses, results of operations and financial condition.
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
Adverse economic factors, including recession, inflation, tariffs and trade wars, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and ability to maintain profitability.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2025, Spinnaker Insurance Company’s risk-based capital ratio was well in excess of minimum statutory requirements.
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
Our insurance company subsidiaries are subject to assessments and other surcharges from state guaranty funds and mandatory state insurance facilities, which may affect our ability to maintain profitability.
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
Our primary market risk exposures are to changes in interest rates and overall debt markets given that a majority of our portfolio is invested in debt securities, treasury bills, municipal bonds and mortgage- and asset-backed securities. We have limited exposure to equities but may in the future increase our portfolio’s allocation to equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.” For several years prior to 2022, interest rates were at or near historic lows. A protracted low interest rate environment would continue to place pressure on our net investment income, particularly as it relates to fixed income securities and short-term investments, which, in turn, may adversely affect our operating results. Interest rates increased significantly in 2022 and 2023 before being cut between late 2024 and late 2025. Any future increases in interest rates could cause the values of our fixed income securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed income securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed income securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As of December 31, 2025, we are no longer considered an “emerging growth company,” thus our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning in 2026. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.
To comply with the requirements of being a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting going forward, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate, and we could face restricted access to capital markets.
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
We do not currently expect to pay any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), liquidity, cash requirements, financial condition, retained earnings and collateral and capital requirements, general business conditions, contractual restrictions, legal, tax and regulatory limitations, the effect of a dividend or dividends upon our financial strength ratings, and other factors that our board of directors deems relevant.
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
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. The obligations associated with being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.
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
We employ a risk management framework aligned with relevant laws, regulations, and industry standards to manage cybersecurity risks across our products and services, infrastructure, and organization. Our internal risk assessment processes incorporate various factors, including tracking threat intelligence and identified first- and third-party vulnerabilities, evaluating evolving regulatory requirements, and analyzing internally observed cybersecurity threats and incidents. We regularly conduct an internal risk assessment to evaluate the effectiveness of the security of our systems and our processes, identify areas for remediation, and explore opportunities for enhancement, such as cloud and endpoint security enhancements, application programming interface (“API”) security, and contractor access management. We periodically utilize third-party security experts and consultants to assess and improve our cybersecurity risk management tools and processes and to benchmark them against industry standards.
Additionally, we maintain a privacy risk management program to evaluate risks associated with the collection, usage, sharing, and storage of customer data. An independent third-party assesses our privacy risk management program, to evaluate efficacy and to benchmark against industry standards.
On an annual basis, we engage an independent third-party to perform a SOC 2 Type II examination of certain systems and controls within a defined scope. This examination assesses the design and operating effectiveness of specified controls over a defined review period. The results of this assessment are one of several inputs used to inform our risk management processes and ongoing enhancement of our cybersecurity controls. Our risk mitigation efforts include a range of technical and operational safeguards, supplemented by annual cybersecurity and privacy training for employees.
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
Our Chief Information Security Officer (“CISO”) has 15 years of experience in technology, engineering and building cybersecurity programs and leads our cybersecurity program, overseeing teams supporting security functions across the company. Our cybersecurity team includes individuals with cybersecurity-related certifications such as CISSP, CISM and MS Cybersecurity Architect and monitors prevention, detection, mitigation, and remediation of cybersecurity incidents through technical and operational measures, regularly reporting to the CISO. As a key member of the senior management team, the CISO provides updates to the Committee on the company’s cybersecurity program, including risks, incidents, and mitigation strategies.
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
ITEM 2. PROPERTIES
We lease our corporate headquarters located in San Jose, California. We own and occupy an office building in Austin, Texas and also lease facilities under operating leases with various expiration dates in Austin, Texas; San Jose, California; Dallas, Texas; Bedminster, New Jersey; and Warsaw, Poland. We believe that our facilities are adequate to meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
See Note 13 to the Consolidated Financial Statements under “Legal Proceedings” for description of legal proceedings affecting the Company.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock trades on the New York Stock Exchange under the symbol “HIPO”.
Holders
As of February 24, 2026, there were approximately 37 holders of record of the Company’s common stock, although there is a significantly larger number of beneficial owners of our common stock.

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
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities in fiscal year 2025.
Issuer Purchases of Equity Securities
There were no purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended December 31, 2025.
Performance Graph
The following graph shows a comparison of cumulative total return for our common stock, the Russell 2000 Stock Index (the “Russell 2000 Index”) and the Hudson Structured Capital Management Ltd Public InsurTech Index (the “HSCM Public InsurTech Index”) for the five fiscal years ended December 31, 2025. The total return graph and table assume that $100 was invested on August 2, 2021, the date of our merger with RTPZ, in each of Hippo Holdings Inc. common stock, the Russell 2000 Index and the HSCM Public InsurTech Index and assume that all dividends are reinvested.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performance of our common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Certain statements included in this section constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effects on Hippo Holdings Inc. and its subsidiaries. Actual results may differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially are described in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections included elsewhere in this Annual Report on Form 10-K.
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we,” “our,” “Hippo” and “the Company” refer to Hippo Holdings Inc. and its consolidated subsidiaries.
Overview
Hippo is an insurance holding company with subsidiaries that provide property and casualty insurance products to both individuals and business customers primarily in the United States. We conduct insurance underwriting through our regulated carrier subsidiaries and generate revenue from a combination of insurance underwriting activities and fee- and commission-based services. Our operations include providing insurance capacity and related services for our owned MGA and in partnership with third-party MGAs and fee-based and commission-based services that support the placement and servicing of insurance policies.
We continue to execute actions to support balanced diversified growth, leveraging both third-party MGAs and our owned MGA to source and underwrite a diversified portfolio of risk across personal and commercial lines. We participate in MGA programs when they align with our risk appetite, and assess performance through disciplined underwriting, selective risk retention, reinsurance, and ongoing portfolio management. Over time, the mix of our written premium base has evolved, and we expect it may continue to evolve, with a lower proportion attributable to homeowners insurance as we further diversify our portfolio across less catastrophe exposed lines of business. Our 2025 financial results reflect the business mix and portfolio composition during the period, as well as broader market conditions affecting the property and casualty insurance industry.
Segment structure
Beginning in the third quarter of 2025, we changed our reportable segment structure from three segments to one reportable segment to reflect the manner in which our chief operating decision maker evaluates financial performance and allocates resources. Prior-period segment information has been recast and is presented on a consistent basis in the notes to our consolidated financial statements.
This change affects how segment information is presented but does not impact our consolidated results of operations, financial condition, or cash flows. Accordingly, the discussion below focuses on our consolidated results. See Note 19 to the consolidated financial statements for additional information on Segments.
Line of business disclosure
During 2025, we expanded our presentation of operating information by line of business to provide additional transparency into the composition and diversification of our premium base. These lines of business reflect the primary categories of insurance products offered by our insurance subsidiaries, including Homeowners, Renters, Commercial Multi-Peril, Casualty, and other programs.
Line-of-business information represents supplemental premium-related information and is not presented as separate reportable segments. For comparability, certain line-of-business information is presented for all periods shown, including periods prior to the initial introduction of this presentation in our disclosures.

The lines-of-business information presented in this section reflects how the Company presents gross written, net written and net earned premium by product category. Reserve development disclosures in Note 9 to the consolidated financial statements are disaggregated based on claim duration characteristics for financial reporting purposes.
Emerging Growth Company Status
We previously qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012. During fiscal year 2025, we ceased to qualify as an emerging growth company and are no longer eligible for the reduced reporting and disclosure requirements available to emerging growth companies. As a result, beginning with this Annual Report on Form 10-K, we are subject to additional reporting and compliance requirements applicable to accelerated filers that are not emerging growth companies, including the requirement that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. The change did not have a material impact on our results of operations, liquidity, or capital resources for the period presented.
Reinsurance
We maintain a comprehensive reinsurance program to manage risk exposure, reduce earnings volatility, and safeguard capital. By ceding a portion of our underwriting risk to highly rated reinsurers and alternative capital providers, we limit the financial impact of catastrophe events and large loss activity. Nevertheless, we remain ultimately responsible for policyholder claims should a reinsurer fail to perform.
Our reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. We work with reinsurers rated “A-” (Excellent) or better by A.M. Best, or require appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
Our catastrophe reinsurance program supports property risks underwritten by us on behalf of our MGA and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program-specific covers, we are also protected by a corporate catastrophe cover, and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.
For business written by our MGA, we have strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting our confidence in the portfolio’s underwriting performance. Our MGA remains covered by standalone catastrophe XOL protection.
Additionally, we utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils for business written through our MGA.

Results of Operations of the Year Ended December 31, 2025, 2024, and 2023
The following table sets forth our consolidated results of operations data for the periods presented:

	Years Ended December 31,			Change	% Change
	2025	2024	2023	2025 vs. 2024
	(in millions)
Revenue:
Net earned premium	$380.1	$272.5	$107.5	$107.6	39%
Commission income, net	51.3	63.6	63.4	(12.3)	(19)%
Service and fee income	11.8	11.6	15.7	0.2	2%
Net investment income	25.4	24.4	23.1	1.0	4%
Total revenue	$468.6	$372.1	$209.7	$96.5	26%
Expenses:
Losses and loss adjustment expenses	229.9	209.0	181.7	20.9	10%
Insurance related expenses	131.3	88.8	79.1	42.5	48%
Technology and development expenses	32.5	30.7	47.0	1.8	6%
Sales and marketing expenses	33.5	51.2	80.1	(17.7)	(35)%
General and administrative expenses	67.1	70.7	79.6	(3.6)	(5)%
Impairment and restructuring charges	5.0	3.6	5.5	1.4	39%
Gain on sale of business	(95.0)	(54.4)	—	(40.6)	75%
Interest and other expense (income), net	1.0	(0.1)	(0.8)	1.1	1100%
Total expenses	405.3	399.5	472.2	5.8	1%
Income (loss) before income taxes	63.3	(27.4)	(262.5)	90.7	331%
Income tax expense	0.7	1.2	0.5	(0.5)	(42)%
Net income (loss)	62.6	(28.6)	(263.0)	91.2	319%
Net income attributable to noncontrolling interests, net of tax	4.9	11.9	10.1	(7.0)	(59)%
Net income (loss) attributable to Hippo	$57.7	$(40.5)	$(273.1)	$98.2	242%

The following discussion describes the material drivers of these changes for the year ended December 31, 2025 compared to 2024 and should be read together with the key operating and financial metrics discussed below. For a discussion of year-over-year changes between 2024 and 2023, except for Net Earned Premium by Line of Business, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Years Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Line of Business
Homeowners	$251.1	$220.8	$69.3	$30.3	$151.5
Renters	72.4	22.4	17.1	50.0	5.3
Commercial Multi-Peril	47.9	19.0	10.9	28.9	8.1
Casualty	6.1	2.0	3.4	4.1	(1.4)
Other	2.6	8.3	6.8	(5.7)	1.5
Total	$380.1	$272.5	$107.5	$107.6	$165.0
For the year ended December 31, 2025, net earned premium was $380.1 million, an increase of $107.6 million, or 39% compared to $272.5 million for the year ended December 31, 2024. The increase was due primarily to the earning of increased gross written premiums and increased retention in our Renters and Commercial Multi-Peril lines of business as well as an increase in retention in our Homeowners line.
For the year ended December 31, 2024, net earned premium was $272.5 million, an increase of $165.0 million, or 153% compared to $107.5 million for the year ended December 31, 2023. The increase was due primarily to increased retention in our Homeowners line of business.
Commission Income, Net
For the year ended December 31, 2025, commission income was $51.3 million, a decrease of $12.3 million, or 19%, compared to $63.6 million for the year ended December 31, 2024. The decrease was due primarily to lower agency commission income of $11.7 million due to the sale of our homebuilder distribution network in the third quarter of 2025 and the sale of First Connect in the fourth quarter of 2024.
Service and Fee Income
For the year ended December 31, 2025, service and fee income was $11.8 million, an increase of $0.2 million, or 2%, compared to $11.6 million for the year ended December 31, 2024. Service and fee income is primarily comprised of policy fees sourced through our owned MGA.
Net Investment Income
For the year ended December 31, 2025, net investment income was $25.4 million, an increase of $1.0 million, or 4%, compared to $24.4 million for the year ended December 31, 2024. The increase was primarily driven by higher average balance of assets under management in the investment portfolio during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.
Loss and Loss Adjustment Expenses
For the year ended December 31, 2025, loss and loss adjustment expenses were $229.9 million, an increase of $20.9 million, or 10%, compared to $209.0 million for the year ended December 31, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Years Ended December 31,
	2025	2024
	(in millions)
Catastrophe losses	$61.5	$58.0
Non-catastrophe losses	168.4	151.0
Total losses and loss adjustment expenses	$229.9	$209.0

Catastrophe loss ratio	15%	21%
Non-catastrophe loss ratio	45%	56%
Net loss ratio	60%	77%
Catastrophe loss ratio decreased for the year ended December31, 2025 compared to the year ended December 31, 2024 due primarily to higher retention in lines with a lower exposure to catastrophe events, as well as lower number of catastrophe events. Catastrophe losses in 2025 were due primarily to a series of destructive wildfires affecting Los Angeles, California (the “LA Wildfires”), which occurred in the first quarter of 2025, whereas catastrophe losses in 2024 reflected a number of events including a series of wind, hail, and thunderstorm events affecting Southern and Midwest states during the first quarter of 2024, as well as Hurricane Milton and Hurricane Beryl, which occurred during the third and fourth quarters of 2024.
Included in our catastrophe loss ratio for the years ended December 31, 2025 and 2024 is a benefit of 1 percentage point related to prior year favorable developments in both years.
Non-catastrophe loss ratio decreased for the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to higher retention in lines with lower attritional loss ratio as well as the benefits of underwriting pricing actions taken during the period.
Included in our non-catastrophe loss ratio for the years ended December 31, 2025 and 2024 is a benefit of 2 percentage points and 1 percentage point related to prior year favorable developments, respectively.
Insurance Related Expenses
For the year ended December 31, 2025, insurance related expenses were $131.3 million, an increase of $42.5 million, or 48%, compared to $88.8 million for the year ended December 31, 2024. The increase was due primarily to an increase in net acquisition expenses of $41.3 million due to increased premium retention and higher volume.
Technology and Development Expenses
For the year ended December 31, 2025, technology and development expenses were $32.5 million, an increase of $1.8 million, or 6%, compared to $30.7 million for the year ended December 31, 2024. The increase was due primarily to higher employee-related costs of $1.2 million, reflecting an increase in headcount during the period.
Sales and Marketing Expenses
For the year ended December 31, 2025, sales and marketing expenses were $33.5 million, a decrease of $17.7 million, or 35%, compared to $51.2 million for the year ended December 31, 2024. The decrease was primarily driven by lower employee-related costs of $10.2 million, including a decrease in stock-based compensation of $4.4 million, reflecting a decrease in headcount due primarily to the sale of our homebuilder distribution network in the third quarter of 2025 and the sale of First Connect in the fourth quarter of 2024. The decrease was also attributable to lower amortization of acquired intangible assets of $2.9 million and a decrease in contingent consideration of $2.1 million primarily related to the sale of our homebuilder distribution network in the third quarter of 2025.
General and Administrative Expenses
For the year ended December 31, 2025, general and administrative expenses were $67.1 million, a decrease of $3.6 million, or 5%, compared to $70.7 million for the year ended December 31, 2024. The decrease was due primarily to lower legal costs of $4.9 million, partially offset by higher consultant costs of $1.2 million and increased employee related costs of $0.8 million.
Impairment and Restructuring Charges
For the year ended December 31, 2025, impairment and restructuring charges were $5.0 million, compared to $3.6 million for the year ended December 31, 2024. The charges in 2025 primarily consisted of the impairment of capitalized software determined to have no future useful life following the sale of our homebuilder distribution network, as well as the impairment of a lease right-of-use asset related to the termination of leased office space. The charges in 2024 primarily related to the impairment of a lease right-of-use asset from the abandonment of leased office space.
Gain on Sale of Business
For the year ended December 31, 2025, we recognized a gain on sale of $95.0 million related to the sale of our homebuilder distribution network. For the year ended December 31, 2024, we recognized gains on sale of $46.1 million related to our sale of First Connect, and $8.2 million related to the sale of our subsidiary, Mainsail.
Interest and Other (Income) Expense, net
For the year ended December 31, 2025, we recognized interest and other expense of $1.0 million, compared to other income of $0.1 million for the year ended December 31, 2024. The change was due primarily to interest expense on our surplus note entered into during the fiscal year 2025.
Income Taxes
For the year ended December 31, 2025, income tax expense was $0.7 million, a decrease of $0.5 million compared to an expense of $1.2 million for the year ended December 31, 2024. The decrease was due primarily to a reduction in current expense for state income taxes.
Net Income Attributable to Noncontrolling Interest, net of tax
For the year ended December 31, 2025, net income attributable to noncontrolling interest, net of tax was $4.9 million, a decrease of $7.0 million compared to $11.9 million for the year ended December 31, 2024. The decrease was due primarily to the elimination of the remaining noncontrolling interests related to the sale of our homebuilder distribution network.
Net Income (Loss) Attributable to Hippo
For the year ended December 31, 2025, net income attributable to Hippo was $57.7 million, an increase of $98.2 million compared to $40.5 million loss for the year ended December 31, 2024 due to the factors described above.
Key Operating and Financial Metrics and Non-GAAP Measures
We regularly review the following operating and financial metrics to evaluate our business, measure our performance, identify trends in our business, prepare forecasts, and make capital allocation and strategic decisions. Certain metrics discussed below are non-GAAP financial measures. Management uses non-GAAP measures to evaluate operating performance and trends that may not be apparent from GAAP results alone. Non-GAAP measures should be considered supplemental to, and not a substitute for, the most directly comparable GAAP measures, and may not be comparable to similarly titled measures used by other companies. Reconciliations of the non-GAAP measures to the most directly comparable GAAP measures are provided below. For certain non-GAAP financial measures that are expressed as ratios or per-share amounts, the reconciliation to the most directly comparable GAAP financial measure is provided through the calculation of the measure using GAAP components, as presented below.
2025 Metric Framework Updates
During 2025, we refined the way we describe performance to align our disclosures with (i) our current operating strategy, (ii) changes in our business mix, including the sale of our home distribution network and our independent agent platform First Connect, and (iii) internal performance measurement. Specifically, we have shifted our focus toward metrics that more closely correlate with financial performance under our current operating strategy and capital allocation approach. Additionally, as our business has matured, we believe that other metrics such as gross written premium, net written premium, net earned premium, and commission income more effectively reflect the core operating drivers and provide investors with a clearer view of our performance and growth. Accordingly:
•We no longer report Total Generated Premium (“TGP”) beginning in the first quarter of 2025.
•We began reporting adjusted net income (loss) as a performance measure in the second quarter of 2025.
•We discontinued reporting adjusted EBITDA and gross loss ratio beginning in the third quarter of 2025 and now emphasize expense ratio, combined ratio, and diluted adjusted earnings (loss) per share, which we believe improve comparability and more closely align with industry practice among publicly traded property and casualty insurers.
For periods prior to these changes, we continue to present prior-period amounts where helpful for comparability; however, discontinued metrics are not updated in our periodic filings.
How we evaluate performance
We evaluate performance on both a GAAP basis and, given the nature of our business, through insurance-specific non-GAAP operating metrics, which include a combination of (i) growth and mix metrics, (ii) underwriting performance metrics, and (iii) profitability, return and capital efficiency metrics.
The table below summarizes selected operating, growth and mix, underwriting, and profitability metrics that management uses to evaluate performance across periods.

	Years Ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Gross written premium	$1,108.6	$892.4	$847.3
Ceded written premium	(686.3)	(519.8)	(687.7)
Net written premium	422.3	372.6	159.6
Total revenue	468.6	372.1	209.7
Net income (loss)	57.7	(40.5)	(273.1)
Adjusted net income (loss)(1)	17.8	(20.3)	(178.0)
Net income (loss) per share attributable to Hippo, basic	2.28	(1.64)	(11.58)
Net income (loss) per share attributable to Hippo, diluted	2.22	(1.64)	(11.58)
Diluted adjusted earnings (loss) per share(1)	0.68	(0.82)	(7.55)
Annualized adjusted return on equity(1)	4%	(5)%	(37)%
Net loss ratio	60%	77%	169%
Catastrophe loss ratio	15%	21%	83%
Non-catastrophe loss ratio	45%	56%	86%
Expense ratio	53%	61%	192%
Combined ratio	113%	138%	361%
Book value per share	$16.97	$14.56	$15.65
Tangible book value per share(1)	$14.76	$13.88	$14.52
(1) Indicates a non-GAAP financial measure.
Growth and mix metrics
Gross Written Premium
Gross written premium (“GWP”) is the amount received or to be received for insurance policies written or assumed by us and our affiliates as a carrier or captive reinsurer, without reduction for policy acquisition costs, reinsurance costs, or other deductions. The volume of our gross written premium in any given period is generally influenced by:

•New business submissions;
•Binding of new business submissions into policies;
•Bound policies going effective;
•Renewals of existing policies; and
•Average size and premium rate of bound policies.
Ceded Written Premium
Ceded written premium (“CWP”) is the amount of gross written premium written or assumed by us and our affiliates as a carrier that we cede to reinsurers. We enter into reinsurance contracts to limit our exposure to losses, as well as to provide additional capacity for growth. Ceded written premium is treated as a reduction from gross written premium. The volume of our ceded written premium is impacted by the level of our gross written premium and decisions we make to increase or decrease retention levels.
Net Written Premium
Net written premium (“NWP”) is calculated as the amount of gross written premium written less ceded written premium.
Management uses growth and mix metrics to assess growth trends, changes in business mix, retention, and the scale of underwriting activities.
The following table summarizes our gross written premiums and net written premiums by line of business:

	Years Ended December 31,
	2025		2024		2023
	GWP	NWP	GWP	NWP	GWP	NWP
	(in millions)
Line of Business
Homeowners	$379.2	$255.0	$423.1	$307.2	429.1	$112.6
Renters	174.9	101.0	146.9	24.6	118.9	18.3
Commercial Multi-Peril	264.6	66.1	151.5	29.1	125.8	14.1
Casualty	263.8	8.6	137.6	1.9	141.1	3.5
Other	26.1	(8.4)	33.3	9.8	32.4	11.1
Total	$1,108.6	$422.3	$892.4	$372.6	$847.3	$159.6
2025 compared to 2024
For the year ended December 31, 2025, gross written premium was $1,108.6 million, an increase of $216.2 million, or 24%, compared to $892.4 million for the year ended December 31, 2024. The increase was primarily driven by growth in our Commercial Multi-Peril, Casualty, and Renters lines of business, partially offset by a decline in the Homeowners line reflecting continued diversification of the Company’s premium base. This growth was supported by increased volumes from existing MGA programs and expansion into new program relationships
For the year ended December 31, 2025, net written premium was $422.3 million, an increase of $49.7 million, or 13%, compared to $372.6 million for the year ended December 31, 2024. The increase was primarily driven by higher gross written premiums while changes in net written premium relative to gross written premium were influenced by retention levels and reinsurance arrangements.
2024 compared to 2023
For the year ended December 31, 2024, gross written premium was $892.4 million, an increase of $45.1 million, or 5%, compared to $847.3 million for the year ended December 31, 2023. The increase was due primarily to the growth in our Renters and Commercial Multi-Peril lines of business, partially offset by a decline in the Homeowners line, reflecting continued diversification of the Company’s premium base.

For the year ended December 31, 2024, net written premium was $372.6 million, an increase of $213.0 million, or 133%, compared to $159.6 million for the year ended December 31, 2023. The increase was due primarily an increase in premium retention on our Homeowners line of business due reflecting our confidence in the portfolio’s underwriting performance.
Net retention, calculated as net written premium divided by gross written premium, was 38%, 42%, and 19%, for the years ended December 31, 2025, 2024, and 2023 respectively.
Underwriting performance metrics
Net Loss and Loss Adjustment Expense ratios
Catastrophe loss ratio, expressed as a percentage, is the ratio of catastrophe losses and LAE to the net earned premium.
Non-catastrophe loss ratio, expressed as a percentage, is the ratio of the net non-catastrophe losses and LAE to the net earned premium.
Net loss ratio, expressed as a percentage, is the ratio of the net losses and LAE to the net earned premium.
Management uses these metrics to assess underwriting performance, evaluate pricing adequacy, risk selection, portfolio quality and trends in loss experience.
Losses and loss adjustment expenses consisted of the following components during the respective periods:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Catastrophe losses	$61.5	$58.0	$89.2
Non-catastrophe losses	168.4	151.0	92.5
Total losses and loss adjustment expenses	$229.9	$209.0	$181.7

Net earned premium	380.1	272.5	107.5
Net loss ratio	60%	77%	169%
Catastrophe loss ratio	15%	21%	83%
Non-catastrophe loss ratio	45%	56%	86%
Expense Ratio
Expense ratio, expressed as a percentage, is the ratio of insurance related expenses, technology and development expenses, sales and marketing expenses, and general and administrative expenses, net of commission income, net service and fee income, to net earned premiums. Management uses this metric to evaluate operating leverage, cost efficiency, effectiveness of pricing, and expense management actions. Other companies may define expense ratio differently

Expense ratio is calculated as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net earned premium	$380.1	$272.5	$107.5

Net expenses:
Insurance related expenses	$131.3	$88.8	$79.1
Technology and development expenses	32.5	30.7	47.0
Sales and marketing expenses	33.5	51.2	80.1
General and administrative expenses	67.1	70.7	79.6
Less: commission income, net and service and fee income	(63.1)	(75.2)	(79.1)
Total net expenses	$201.3	$166.2	$206.7
Expense ratio	53%	61%	192%
Combined Ratio
Combined ratio is defined as the sum of the net loss ratio and the expense ratio. Management uses the combined ratio as a comprehensive measure of underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. Management uses this metric to evaluate our operating performance.

	Years Ended December 31,
	2025	2024	2023
Expense ratio	53%	61%	192%
Net loss ratio	60%	77%	169%
Combined ratio	113%	138%	361%
Profitability, return and capital efficiency metrics
Adjusted Net Income (Loss)
Adjusted Net Income (Loss) is a non-GAAP financial measure, defined as net income (loss) excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the Company received a deduction for these adjustments.
We define Adjusted Net Income (Loss) as net income (loss) adjusted for, as applicable, (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) the impact of other non-cash fair market value adjustments, (iv) impairment and restructuring related expenses, (v) gain or loss on the sale of a business, and (vi) other one-off transactions, which primarily include certain legal fees and settlement costs, that we consider to be unique in nature, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We exclude the impact of depreciation and amortization, stock-based compensation expense, and non-cash fair market value adjustments, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful information regarding performance and ongoing cash-generation potential. We exclude impairment and restructuring related expenses, gain or loss on sale of business, and other one-off transactions because such expenses are periodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis that we consider to be unique in nature.
Management uses this measure evaluate our underlying business performance. Adjusted net income (loss) does not reflect the overall profitability of our business.

Shown below is the adjusted net income (loss) for the following periods and a reconciliation of this measure of performance to net income (loss) as presented in the consolidated statements of operations and comprehensive income (loss):

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net income (loss) attributable to Hippo	$57.7	$(40.5)	$(273.1)
Adjustments:
Depreciation and amortization	20.4	23.2	$19.8
Stock-based compensation	29.3	38.2	57.5
Fair value adjustments	(0.6)	1.7	4.5
Other one-off transactions	1.0	7.9	7.8
Impairment and restructuring charges	5.0	3.6	5.5
Gain on sale of a business	(95.0)	(54.4)	—
Adjusted net income (loss)	$17.8	$(20.3)	$(178.0)
Diluted Adjusted Earnings (Loss) per Share
Diluted Adjusted Earnings (Loss) per Share is a non‑GAAP financial measure defined as adjusted net income (loss) divided by the weighted average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. Management uses this measure to assess performance on a per-share basis across periods. Diluted adjusted earnings (loss) per share should not be viewed as a substitute for diluted earnings (loss) per share calculated in accordance with GAAP, and other companies may define diluted adjusted earnings (loss) per share differently.
Diluted adjusted earnings (loss) per share is calculated as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except share and per share data)
Adjusted net income (loss)	$17.8	$(20.3)	$(178.0)
Weighted average common shares outstanding, diluted(1)	26,011,391	24,699,913	23,578,922
Diluted adjusted earnings (loss) per share	$0.68	$(0.82)	$(7.55)
(1)For additional information refer to Note 17, Net Income (Loss) Per Share Attributable to Common Stockholders, of the audited consolidated financial statements.
Annualized Adjusted Return on Equity
Annualized adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income (loss) expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Management uses this measure to evaluate capital efficiency and returns generated on deployed capital. Annualized adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.

Annualized adjusted return on equity is calculated as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Annualized adjusted net income (loss)	$17.8	$(20.3)	$(178.0)
Average Hippo stockholders’ equity	399.1	370.0	483.9
Annualized adjusted return on equity	4%	(5)%	(37)%
Tangible Book Value Per Share
Tangible Book Value Per Share is a non-GAAP financial measure defined as total stockholders’ equity, less intangible assets and capitalized internal use software, divided by the outstanding number of shares of our common stock at the end of the relevant period. Management uses this measure to evaluate changes from period to period in book value per share exclusive of changes in intangible assets in order to assess capital position and balance sheet strength. Tangible book value per share should not be viewed as a substitute for book value per share calculated in accordance with GAAP, and other companies may define tangible book value per share differently.
Shown below are the tangible book value per share for the following periods and a reconciliation of this measure of performance to Hippo stockholders’ equity as presented in the consolidated balance sheet.

	December 31,
	2025	2024
	(in millions, except share and per share data)
Hippo stockholders’ equity	$436.1	$362.1
Less: Intangible assets	13.8	17.0
Less: Capitalized internal use software	43.0	48.1
Tangible stockholders’ equity	$379.3	$297.0
Shares outstanding	25,699,704	24,866,803
Tangible book value per share	$14.76	$11.94
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of December 31, 2025, we had $218.3 million of cash, $31.8 million of restricted cash, and $445.9 million of available-for-sale fixed income securities and short-term investments.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of December 31, 2025, is $37.7 million, and there were no outstanding amounts under this agreement.
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million. The surplus note issuance provides additional statutory capital and further supports our operational and growth initiatives.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, common stock and a surplus note, as well as from asset and business dispositions and revenue. Until we can generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures, we expect the funds raised as discussed above to fund our cash needs. Our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.

Dividend Restrictions
The maximum amount of dividends that can be paid by all property and casualty insurance companies within the group without prior approval of their respective insurance commissioner in a 12 month period, measured retrospectively from the date of payment, is $29.9 million, $34.5 million and $26.3 million as of years ended December 31, 2025, 2024, and 2023, respectively.
The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advance notice of any dividend payments. At December 31, 2025, 2024, and 2023, approximately $33.5 million, $32.3 million, and $18.4 million respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) insurer under the Law, RHS is required to maintain the Prescribed Capital Requirement (“PCR”) of $11.5 million, which is based on net earned premium during the fiscal year.
Cash Flows
The following table summarizes our cash flows for the periods presented (in millions):

	Years Ended December 31,
	2025	2024	2023	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$9.2	$47.5	$(92.4)	$(38.3)
Investing activities	$(11.2)	$30.3	$57.6	$(41.5)
Financing activities	$19.3	$(40.1)	$(14.6)	$59.4
Operating Activities
Cash provided by operating activities was $9.2 million for the year ended December 31, 2025, a decrease of $38.3 million, from cash provided by operating activities of $47.5 million for the year ended December 31, 2024. The decrease was due primarily to a decrease in cash provided by working capital, partially offset by an increase in net income.
Variations in operating cash flows between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.
Investing Activities
Cash used in investing activities was $11.2 million for the year ended December 31, 2025, due primarily to purchases of investment securities, partially offset by maturities of investment securities and the proceeds from the sale of business, net of cash disposed.
Cash provided by investing activities was $30.3 million for the year ended December 31, 2024, due primarily to the maturities of investment securities and proceeds from the sale of a business, partially offset by purchases of investment securities.
Financing Activities
Cash provided by financing activities was $19.3 million for the year ended December 31, 2025, primarily driven by proceeds from the surplus note partially offset by share repurchases under our program, taxes paid related to net share settlement of RSUs, distributions to noncontrolling interests, and changes in fiduciary liabilities.

Cash used in financing activities was $40.1 million for the year ended December 31, 2024, primarily driven by cash paid for share repurchases, distributions to noncontrolling interests, changes in fiduciary liabilities, and taxes paid related to net share settlement of RSUs. This was partially offset by proceeds from common stock issuances.
Contractual Obligations and Commitments
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

	Payment due by period
	2026	2027	2028	2029	2030 and thereafter
	(in millions)
Operating activities
Estimated gross payments for losses and loss adjustment expenses(1)	$209.2	$78.8	$42.9	$23.3	$16.5
Lease obligations	3.1	1.4	0.1	—	—
Financing activities
Surplus note	—	—	—	—	50.0
Interest from surplus note	4.8	4.8	4.8	4.8	49.9
Total contractual obligations and commitments	$217.1	$85.0	$47.8	$28.1	$116.4
(1) The estimated expected contractual commitments related to the reserves for losses and loss adjustment expenses are          presented on a gross basis (i.e., not reflecting any corresponding reinsurance recoverable amounts that would be due to us). It should be noted that until a claim has been presented to us, determined to be valid, quantified and settled, there is no known obligation on an individual transaction basis, and while estimable in the aggregate, the timing and amount contain significant uncertainty
Financial Condition
Balance sheet considerations
Material changes in our balance sheet during 2025 were driven by underwriting activity, changes in premiums and risk retention, movements in loss and loss adjustment expense reserves, and changes in invested assets. These changes are discussed in the consolidated financial statements and related notes.
Total stockholders’ equity as of December 31, 2025, was $436.1 million, compared to $362.1 million as of December 31, 2024. Stockholders’ equity increased due primarily to net income we earned for the period and activity related to stock-based compensation. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholders’ equity. These amounts were partially offset by share repurchases and shares withheld related to net share settlements.
Investment Portfolio
The aggregate value of investments experienced an increase, principally attributable to the growth in fixed maturities classified as available for sale and measured at fair value. The expansion in fixed maturities, available for sale, at fair value was predominantly driven by an augmentation in holdings of U.S. government and corporate securities. The principal objective of the investment portfolio is to provide sufficient resources to satisfy anticipated future claim obligations. This strategic allocation reflects a prudent approach to asset management, ensuring the portfolio is positioned to meet the financial requirements associated with claim settlements.
Off-Balance sheet arrangements
We do not have any off-balance-sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, or capital resources.
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
Inherent in the estimates of ultimate loss and loss adjustment expenses are expected trends in claims severity and frequency among other factors that could vary significantly as claims are settled. The Company’s loss and loss adjustment expense reserves are continually reviewed, and adjustments, if any, are reflected in current operations in the consolidated statements of operations and comprehensive income (loss) in the period in which they become known. The establishment of new loss and loss adjustment expense reserves or the adjustment of previously recorded loss and loss adjustment expense reserves could result in significant positive or negative changes to our financial condition for any particular period. While the Company believes that it has made a reasonable estimate of loss and loss adjustment expense reserves, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance expenses, and it is possible that actual loss and loss adjustment expenses will be higher or lower than the loss and loss adjustment reserve amount recorded by the Company.
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
As appropriate, unallocated loss adjustment expenses are estimated using a Paid-to-Paid Method, whereby, historical paid unallocated loss adjustment expense is compared as a ratio to the paid loss and allocated loss adjustment expense amounts for the same calendar period. Based on this information, selected ratios are applied to the case reserve and estimated IBNR for loss and allocated loss adjustment expenses to estimate the provision for the unpaid unallocated loss adjustment expense.
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
Significant Assumptions Employed in the Recording of the Loss and Loss Adjustment Expense Reserve
The most significant assumptions used in the determination of the recorded reserve for loss and loss adjustment expenses as of December 31, 2025 are historical aggregate claim reporting and payment patterns, which are assumed to be indicative of future loss development and trends. Additionally, claim counts are used for analyses relating to natural disasters, such as hurricanes, earthquakes, wind and hail events, and wildfires as losses from these events are inherently more difficult to estimate due to the potential exposure of the catastrophic events. Other assumptions considered include information developed from internal and independent external sources such as premium, rate and cost trends, litigation and regulatory trends, legislative activity, climate change, and social and economic patterns.
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
The following table summarizes gross and net reserves for unpaid losses and LAE as of December 31, 2025 and 2024:

	December 31,
	2025		2024
	Gross	Net	Gross	Net
	(in millions)
Losses and loss adjustment reserves
IBNR	$255.9	$76.1	$227.3	$75.2
Case reserves	164.5	55.3	122.7	44.9
Total reserves	$420.4	$131.4	$350.0	$120.1

Sensitivity Analysis
The table below shows the impact on the loss and loss adjustment expense reserve based on reasonably likely changes to our held unpaid amounts after consideration of our proportional and non-proportional reinsurance as of December 31, 2025 (in millions).

	10% increase in ultimate loss and loss adjustment expenses	10% decrease in ultimate loss and loss adjustment expenses
Impact on:
Loss and loss adjustment expense reserves, net	$14.2	$(14.4)
For additional information refer to Note 9, Losses and Loss Adjustment Expense Reserves of the audited consolidated financial statements.
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
For additional information refer to Note 10, Reinsurance, to the audited consolidated financial statements.
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
We consider a number of factors to reliably estimate future taxable income so we can determine the extent of our ability to realize net operating loss (“NOL”), R&D tax credits, realized capital loss and other carryforwards. These factors include forecasts of future income for each of our businesses and actual and planned business and operational changes, both of which include assumptions about future macroeconomic and company-specific conditions and events. We subject the forecasts to stresses of key assumptions and evaluate the effect on tax attribute utilization.
As of December 31, 2025, we have U.S. federal and state NOL carryforwards of $718.9 million and $488.8 million, respectively. We have $166.0 million of dual consolidated losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period so that federal NOLs generated in tax years after December 31, 2017 do not expire. For such amounts generated prior to 2018, the 20-year carryforward periods continue to apply. For additional information refer to Note 16, Income Taxes, to the audited consolidated financial statements.
For additional information refer to Note 16, Income Taxes, to the audited consolidated financial statements.
Recent Accounting Pronouncements
The information set forth under Note 1 to the consolidated financial statements under the caption “Description of Business and Summary of Significant Accounting Policies” is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. We are primarily exposed to market risk through our fixed maturities, short-term investments, and cash and cash equivalents. We invest our excess cash primarily in money market accounts, corporate and foreign securities, residential and commercial mortgage-backed securities, and other governmental related securities. Our current investment strategy seeks first to preserve principal, second to provide liquidity for our operating and capital needs, and third to maximize yield without putting principal at risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to the fluctuation of prevailing interest rates that may reduce the yield on our investments or their fair value. Management does not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates. The Company does not have material exposure to equity price risk and commodity price risk. There were no invested assets denominated in foreign currencies.
We are also exposed to credit risk on our investment portfolio and reinsurance recoverable. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels.
We manage the exposure to credit risk in our U.S. Treasury securities, municipal securities, corporate debt securities, and asset-backed securities portfolio by investing in high credit quality, investment grade securities and diversifying our holdings. As of December 31, 2025 and 2024, none of our fixed maturity securities were unrated or rated below investment grade.
We manage the exposure to credit risk in our reinsurance contracts by obtaining reinsurance from a diverse group of reinsurers and monitoring concentration as well as financial strength ratings of the reinsurers to minimize counterparty credit risk. To further reduce credit exposure, we obtain letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. The Company also has reinsurance recoverable balances from reinsurers with a majority of the reinsurers having an A.M. Best rating of A (Excellent) or better. For certain reinsurance partners who are not rated, we require adequate levels of collateral or letters of credit to be available to us in the event of downside scenarios.
Interest Rate Risk
Interest rate risk is the risk that the Company will incur a loss due to adverse changes in interest rates relative to the interest rate characteristics of interest bearing assets and liabilities. Our fixed maturities portfolio, including cash and cash equivalents, is exposed to interest rate risk. Changes in interest rates have a direct impact on the market valuation of these securities.
As of December 31, 2025 and 2024, the estimated fair value of our fixed maturities and short-term investments was $445.9 million and $373.3 million, respectively. We estimate that a 10% increase in interest rates would cause a decline in the estimated fair value of our fixed maturities portfolio by 15.8% at December 31, 2025 and 14.0% at December 31, 2024, while a 10% decrease in interest rates would cause an increase in the estimated fair value of that portfolio by 15.8% at December 31, 2025 and 13.9% at December 31, 2024. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.
Inflation
We attempt to anticipate the potential impact of inflation in our pricing and our establishing of reserves for losses and loss adjustment expenses. Inflation in excess of the levels we have assumed could cause losses and loss adjustment expenses to be higher than we anticipated and impact our reinsurance costs and the amount of reinsurance we must purchase to meet certain thresholds and higher inflation assumptions cause our reinsurance costs to increase.
Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in total stockholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HIPPO HOLDINGS INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hippo Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hippo Holdings Inc. (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A. Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loss and Loss Adjustment Expense Reserves – Refer to Notes 1 and 9 to the Financial Statements
Critical Audit Matter Description
Loss and loss adjustment expense reserves include the Company’s estimated ultimate cost to settle insured losses, consisting of the liability for claims that have been incurred, but not yet paid, and claims that have been incurred but not yet reported. The reserves are based on the application of actuarial techniques and methodologies. The Company’s estimation of the liability for loss and loss adjustment expense reserves is complex and includes subjective considerations and management’s judgment.
Loss and loss adjustment expense reserves are inherently uncertain. Because actual experience can differ from significant assumptions used in establishing reserves, there is potential for significant variation in the development of loss reserves. Given the subjectivity in estimating the ultimate loss and loss adjustment expense reserves, due to future trends in claim severity, claim frequency, changes in actuarial projections, inflation, severe weather, economic and legal trends, among other factors, auditing loss and loss adjustment expense reserves involved an especially high degree of auditor judgment, including the need to involve our actuarial specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to loss and loss adjustment expense reserves included the following, among others:
•We tested the effectiveness of controls related to the loss and loss adjustment expense reserves, including those over the Company’s estimates, and those over the underlying data that serve as the basis for actuarial analysis.
•We tested the completeness and accuracy of the underlying key data inputs that served as the basis for the actuarial estimate.
•With the assistance of our actuarial specialists, we used the Company’s loss data to develop a range of independent estimates for the loss and loss adjustment expense reserves. We used these independent estimates to assess the reasonableness of the Company’s reserves by comparing our estimates to the Company’s recorded loss and loss adjustment expense reserves.
•We compared the Company’s prior year estimates of expected loss and loss adjustment expense reserves to actual experience during the current year to identify potential bias in the determination of loss and loss adjustment expense reserves.

/s/ Deloitte & Touche LLP
Costa Mesa, California
March 5, 2026
We have served as the Company's auditor since 2023.

HIPPO HOLDINGS INC.
Consolidated Balance Sheets

	December 31,
	2025	2024
	(in millions, except share data)
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $291.7 and $208.3)	$293.4	$205.7
Short-term investments, at fair value (amortized cost: $152.5 and $167.6)	152.5	167.6
Total investments	445.9	373.3
Cash and cash equivalents	218.3	197.6
Restricted cash	31.8	35.2
Accounts receivable, net of allowance of $0.2 and $0.6	250.1	167.0
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	346.6	285.3
Prepaid reinsurance premiums	353.7	274.2
Ceding commissions receivable	98.7	79.5
Capitalized internal use software	43.0	48.1
Intangible assets	13.8	17.0
Other assets	103.6	66.2
Total assets	$1,905.5	$1,543.4
Liabilities and stockholders’ equity
Liabilities:
Losses and loss adjustment expense reserve	$420.4	$350.0
Unearned premiums	579.7	457.9
Reinsurance premiums payable	304.4	248.6
Provision for commission	36.3	34.3
Surplus note	47.9	—
Accrued expenses and other liabilities	80.7	87.4
Total liabilities	1,469.4	1,178.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 80,000,000 shares authorized as of both December 31, 2025 and 2024; 25,699,704 and 24,866,803 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	1,651.5	1,639.7
Accumulated other comprehensive income (loss)	1.8	(2.7)
Accumulated deficit	(1,217.2)	(1,274.9)
Total Hippo stockholders’ equity	436.1	362.1
Noncontrolling interest	—	3.1
Total stockholders’ equity	436.1	365.2
Total liabilities and stockholders’ equity	$1,905.5	$1,543.4
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2025	2024	2023
	(in millions, except share and per share data)
Revenue:
Net earned premium	$380.1	$272.5	$107.5
Commission income, net	51.3	63.6	63.4
Service and fee income	11.8	11.6	15.7
Net investment income	25.4	24.4	23.1
Total revenue	468.6	372.1	209.7
Expenses:
Losses and loss adjustment expenses	229.9	209.0	181.7
Insurance related expenses	131.3	88.8	79.1
Technology and development expenses	32.5	30.7	47.0
Sales and marketing expenses	33.5	51.2	80.1
General and administrative expenses	67.1	70.7	79.6
Impairment and restructuring charges	5.0	3.6	5.5
Gain on sale of business	(95.0)	(54.4)	—
Interest and other (income) expense, net	1.0	(0.1)	(0.8)
Total expenses	405.3	399.5	472.2
Income (loss) before income taxes	63.3	(27.4)	(262.5)
Income tax expense	0.7	1.2	0.5
Net income (loss)	$62.6	$(28.6)	$(263.0)
Net income attributable to noncontrolling interests, net of tax	4.9	11.9	10.1
Net income (loss) attributable to Hippo	$57.7	$(40.5)	$(273.1)
Other comprehensive income (loss):
Change in net unrealized gain on investments, net of tax	4.5	0.2	4.1
Comprehensive income (loss) attributable to Hippo	$62.2	$(40.3)	$(269.0)

Per share data:
Net income (loss) per share attributable to Hippo
Basic	$2.28	$(1.64)	$(11.58)
Diluted	$2.22	$(1.64)	$(11.58)

Weighted average common shares outstanding
Basic	25,253,520	24,699,913	23,578,922
Diluted	26,011,391	24,699,913	23,578,922
See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount
			(in millions)
Balance at January 1, 2023	23,201,434	—	$1,558.0	$(7.0)	$(961.1)	$589.9	$3.6	$593.5
Net loss	—	—	—	—	(273.1)	(273.1)	10.1	(263.0)
Other comprehensive income (loss)	—	—	—	4.1	—	4.1	—	4.1
Issuance of common stock from stock plans and contingently issuable shares	1,047,668	—	3.3	—	—	3.3	—	3.3
Repurchases of common stock	(100,794)	—	(1.8)	—	—	(1.8)	—	(1.8)
Shares withheld related to net share settlement	—	—	(4.7)	—	—	(4.7)	—	(4.7)
Stock-based compensation expense	—	—	63.1	—	—	63.1	—	63.1
Acquisitions of noncontrolling interests	—	—	(2.7)	—	—	(2.7)	(0.5)	(3.2)
Distributions to noncontrolling interests and other	—	—	—	—	(0.2)	(0.2)	(6.4)	(6.6)
Balance at December 31, 2023	24,148,308	$—	$1,615.2	$(2.9)	$(1,234.4)	$377.9	$6.8	$384.7
Net loss	—	—	—	—	(40.5)	(40.5)	11.9	(28.6)
Other comprehensive income (loss)	—	—	—	0.2	—	0.2	—	0.2
Issuance of common stock from stock plans and contingently issuable shares	1,675,737	—	7.4	—	—	7.4	—	7.4
Repurchases of common stock	(957,242)	—	(15.6)	—	—	(15.6)	—	(15.6)
Shares withheld related to net share settlement	—	—	(9.9)	—	—	(9.9)	—	(9.9)
Stock-based compensation expense	—	—	42.8	—	—	42.8	—	42.8
Acquisitions of noncontrolling interests	—	—	(0.2)	—	—	(0.2)	(0.1)	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15.5)	(15.5)
Balance at December 31, 2024	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net income	—	—	—	—	57.7	57.7	4.9	62.6
Other comprehensive income (loss)	—	—	—	4.5	—	4.5	—	4.5
Issuance of common stock from stock plans and contingently issuable shares	1,347,210	—	3.7	—	—	3.7	—	3.7
Repurchases of common stock	(514,309)	—	(14.5)	—	—	(14.5)	—	(14.5)
Shares withheld related to net share settlement	—	—	(9.4)	—	—	(9.4)	—	(9.4)
Stock-based compensation expense	—	—	32.0	—	—	32.0	—	32.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.4)	(6.4)
Eliminations of noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Balance at December 31, 2025	25,699,704	$—	$1,651.5	$1.8	$(1,217.2)	$436.1	$—	$436.1

See Notes to the Consolidated Financial Statements

HIPPO HOLDINGS INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income (loss)	$62.6	$(28.6)	$(263.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.4	23.2	19.8
Stock–based compensation expense	29.3	38.2	57.5
Fair value adjustments	(0.6)	1.7	4.5
Impairment and restructuring charges	5.0	3.3	2.9
Gain on sale of business	(95.0)	(54.4)	—
Other non-cash items	(8.3)	(6.2)	(7.4)
Changes in assets and liabilities
Accounts receivable, net	(85.4)	(21.9)	(38.0)
Reinsurance recoverables	(61.3)	(4.0)	5.0
Ceding commissions receivable	(19.2)	(5.7)	(28.0)
Prepaid reinsurance premiums	(79.5)	61.4	(25.7)
Other assets	(16.2)	(6.4)	6.2
Provision for commission	2.0	9.7	19.7
Accrued expenses and other liabilities	7.4	(17.5)	(5.5)
Losses and loss adjustment expense reserves	70.4	27.5	28.7
Unearned premiums	121.8	38.7	77.9
Reinsurance premiums payable	55.8	(11.5)	53.0
Net cash provided by (used in) operating activities	$9.2	$47.5	$(92.4)
Cash flows from investing activities:
Capitalized internal use software costs	(13.2)	(11.7)	(17.1)
Purchases of property and equipment	(0.1)	(0.3)	(29.6)
Purchases of fixed maturities	(138.4)	(97.7)	(55.3)
Maturities of fixed maturities	51.6	49.1	15.6
Sales of fixed maturities	2.9	1.4	3.2
Purchases of short-term investments	(287.6)	(270.1)	(354.3)
Maturities of short-term investments	299.4	286.2	471.6
Sales of short-term investments	8.4	0.2	26.7
Proceeds from sale of business, net	65.8	67.2	—
Other	—	6.0	(3.2)
Net cash (used in) provided by investing activities	$(11.2)	$30.3	$57.6
Cash flows from financing activities:
Proceeds from surplus note, net	47.9	—	—
Taxes paid related to net share settlement of equity awards	(9.4)	(9.9)	(4.7)
Proceeds from issuance of common stock	3.8	6.7	2.8
Share repurchases under program	(14.5)	(15.6)	(1.8)
Payments of contingent consideration	(0.4)	(0.9)	(1.3)
Acquisitions of noncontrolling interests	—	(0.2)	(3.2)
Distributions to noncontrolling interests and other	(8.1)	(20.2)	(6.4)
Net cash provided by (used in) financing activities	$19.3	$(40.1)	$(14.6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	17.3	37.7	(49.4)
Cash, cash equivalents, and restricted cash at the beginning of the period	232.8	195.1	244.5
Cash, cash equivalents, and restricted cash at the end of the period	$250.1	$232.8	$195.1

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
Certain prior period amounts have been reclassified in the consolidated financial statements to conform with current year presentation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include, but are not limited to, losses and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, contingent consideration liabilities, acquired intangible assets, deferred tax assets, and uncertain tax positions. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances. Actual results may differ significantly from these estimates.
Business Combinations
The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method. Purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature. The excess of the total purchase consideration over the fair value of the identified net assets acquired is recognized as goodwill. The results of the acquired businesses are included in the results of operations beginning from the date of acquisition. Acquisition-related costs are expensed as incurred.
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support collateral to insurers and fiduciary assets. Restricted cash includes fiduciary assets of $28.7 million and $25.0 million as of December 31, 2025 and December 31, 2024, respectively.

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
Segment Reporting
Due to organizational changes and how the chief operating decision maker (“CODM”) views the business, makes operating decisions, assesses financial performance and allocates resources, beginning in the third quarter of 2025, the Company has determined that it currently operates as a single operating and reportable segment at the consolidated level. Prior period segment results and related disclosures have been recast to conform to the current period segment presentation. See Note 19, Segments for further details.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
The Company did not identify any available-for-sale securities as of December 31, 2025 which presented a risk of loss due to credit deterioration of the security.
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
The Company’s financial instruments include cash equivalents, restricted cash, fixed maturities, short-term investments, accounts receivable, accounts payable, assumed and ceded reinsurance contracts. Cash equivalents and restricted cash are principally stated at amortized cost, which approximates their fair value. Fixed maturities and short-term investments are reported at fair value, and are primarily valued using prices obtained from independent third-party pricing services.The recorded carrying amount of accounts receivable, assumed and ceded reinsurance contracts, and accounts payable approximates their fair value due to their short-term nature.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Write-offs of receivables have not been material to the Company during the years ended December 31, 2025, 2024 and 2023.
Reinsurance
Reinsurance recoverable, including amounts related to incurred but not reported claims (“IBNR”), represent paid losses and LAE and reserves for unpaid losses and LAE ceded to reinsurers that are subject to reimbursement under reinsurance treaties. To minimize exposure to losses related to a reinsurer’s inability to pay, the financial condition of such reinsurer is evaluated initially upon placement of the reinsurance and periodically thereafter. In addition to considering the financial condition of a reinsurer, the collectability of the reinsurance recoverable is evaluated based upon a number of other factors. Such factors include the amounts outstanding, length of collection periods, disputes, any collateral or letters of credit held and other relevant factors. Historically, the Company has not experienced any credit losses from reinsurance recoverables as of December 31, 2025 and 2024, respectively. The Company evaluates its reinsurance recoverables on a quarterly basis for risk of loss due to credit deterioration, including evaluating historical collection trends, reinsurer credit ratings, and other economic factors that may affect collectability of its reinsurance receivables due to credit deterioration To the extent that an allowance for uncollectible reinsurance recoverable is established, amounts deemed to be uncollectible would be written off against the allowance for estimated uncollectible reinsurance recoverable. The Company currently has no material allowance for uncollectible reinsurance recoverable.
Ceded premium written is recorded in accordance with the applicable terms of the reinsurance contracts and ceded premium earned is charged against revenue over the period of the reinsurance contracts. Ceded losses incurred reduce net losses and LAE incurred over the applicable periods of the reinsurance contracts with third-party reinsurers.
Loss participation features in the reinsurance agreements are estimated at each reporting period and recorded as an adjustment to losses and LAE.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Deferred Policy Acquisition Costs, net of Ceding Commissions
Incremental direct costs of acquiring insurance contracts and certain costs related directly to the acquisition process are deferred and amortized over the term of the policies or reinsurance treaties to which they relate. Those costs include commissions, premium taxes, and board and bureau fees. Ceding commissions relating to reinsurance agreements are recorded as a reimbursement for both deferrable and non-deferrable acquisition costs. The portion of the ceding commission that is equal to the pro-rata share of acquisition costs based on quota share percentage is recorded as an offset to the direct deferred acquisition costs. Any portion of the ceding commission that exceeds the deferrable acquisition costs of the business ceded is recorded as a deferred liability and amortized over the same period in which the related premiums are earned. The amortization of deferred policy acquisition costs is included in insurance related expenses on the consolidated statements of operations and comprehensive income (loss).
Premium Deficiency
A premium deficiency is recognized if the sum of expected losses and LAE, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency was greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company considers anticipated investment income when determining if a premium deficiency exists. The Company did not recognize a premium deficiency as of December 31, 2025, 2024 and 2023.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation and is reflected within other assets on the consolidated balance sheets. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful life of thirty-nine years for buildings, five years for furniture, fixtures, and equipment, and three years for computer equipment. Leasehold improvements are also depreciated using the straight-line method and are amortized over the shorter of the remaining term of the lease or the useful life of the improvement. Depreciation expense totaled $1.5 million, $2.0 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed as incurred. Upon sale or retirement, the cost and related accumulated depreciation is removed from the related accounts, and the resulting gain or loss, if any, is reflected in other (income) expense in the consolidated statements of operations and comprehensive income (loss).
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Capitalized Internal Use Software
The Company capitalizes the costs to develop its internal use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of five years. Costs incurred prior to meeting these criteria, in addition to costs incurred for training and maintenance, are expensed as incurred. The amortization expense is recognized within insurance related expenses in the Company's statement of operations and comprehensive income (loss).
Acquired Intangible Assets
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
Included in the purchase price of an acquisition may be an estimation of the fair value of liabilities associated with contingent consideration. The fair value of contingent consideration is based upon the present value of the expected future payments to be made to the sellers of an acquired business in accordance with the provisions contained in the respective purchase agreements. Subsequent changes in the fair value of contingent consideration are recorded in the consolidated statements of operations and comprehensive income (loss).
When the Company determines that net assets acquired does not meet the definition of a business combination under the acquisition method of accounting, the transaction is accounted for as an acquisition of assets and, therefore, no goodwill is recorded.
Amortization and Impairment
Intangible assets with finite useful lives are amortized over their estimated useful lives in the consolidated statements of operations and comprehensive income (loss). The amortization expense is included in technology and development expenses for developed technology and sales and marketing expenses for customer relationships, agency relationships, carrier relationships, and other.
Indefinite-lived intangible assets are not amortized but are tested for impairment annually, or more frequently if necessary. Indefinite-lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the asset’s carrying value. If the carrying value of the asset exceeds its estimated fair value, an impairment loss is recognized, and the asset is written down to its estimated fair value. There were no material impairment losses recognized on indefinite-lived intangible assets during the years ended December 31, 2025 and 2024.
The Company evaluates the recoverability of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable. Should there be an indication of impairment, the Company tests for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying amount of the asset or asset group. If the asset or asset group is determined to be impaired, any excess of the carrying value of the asset or asset group over its estimated fair value is recognized as an impairment loss. There were no material impairment losses recognized on long-lived assets during the years ended December 31, 2025 and 2024.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Losses and Loss Adjustment Expense Reserve
The reserve for unpaid losses and loss adjustment expenses include estimates for unpaid claims, claims adjustment expenses on reported losses and estimates of losses incurred but not reported, net of salvage and subrogation recoveries. The liability is based on the Company’s best estimate of the amounts yet to be paid for all loss and loss adjustment expenses that will be paid on claims that occurred during the period and prior, whether those claims are currently known or unknown.
Losses and loss adjustment reserves are the amount of ultimate loss and loss adjustment expense less the paid amounts as of the balance sheet date.
Ultimate losses and loss adjustment expense is the sum of the following items:
1.Losses and loss adjustment expense paid through a given evaluation date
2.Case reserves for loss and loss adjustment expense for losses that have been reported but not yet paid as of a given evaluation date
3.IBNR for losses and loss adjustment expense include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims
Case reserves are established within the claims adjustment process based on all known circumstances of a claim at the time. In addition, IBNR reserves are established by the Company based on reported loss and loss adjustment expenses and estimates of ultimate loss and loss adjustment expenses based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and qualitative factors as appropriate.
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
Inherent in the estimates of ultimate loss and loss adjustment expenses are expected trends in claims severity and frequency among other factors that could vary significantly as claims are settled. The Company’s loss and loss adjustment expense reserves are continually reviewed, and adjustments, if any, are reflected in current operations in the consolidated statements of operations and comprehensive income (loss) in the period in which they become known. The establishment of new losses and loss adjustment expense reserves or the adjustment of previously recorded loss and loss adjustment expense reserves could result in significant positive or negative changes to the Company’s financial condition for any particular period. While the Company believes that it has made a reasonable estimate of losses and loss adjustment expense reserves, the ultimate loss experience may not be as reliably predicted as may be the case with other insurance expenses, and it is possible that actual loss and loss adjustment expenses will be higher or lower than the loss and loss adjustment reserve amount recorded by the Company.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Commission Income, Net
Commission income, net includes agency commission which the Company earns from the unaffiliated carriers whose policies it sells, ceding commission on the premium the Company cedes to third-party reinsurers, and fronting fees from the managing general agent (“MGA”) programs it supports. Agency commission revenue is recognized when the related performance obligations are satisfied. The performance obligation from the agency contracts is the placement of the insurance policies. The Company recognizes agency commission received from insurers for the sale of insurance contracts as revenue at a point in time on the policy effective dates. The Company earns commission on ceded reinsurance premium in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. The Company earns fronting fees in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies.
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
Net Investment Income
Net investment income represents interest earned from fixed maturity securities, short-term investments and other investments, and the gains or losses from the sale of investments. The Company’s cash and invested assets primarily consist of fixed-maturity securities, and may also include cash and cash equivalents, equity securities, and short-term investments. The principal factors that influence net investment income are the size of its investment portfolio and the yield on that portfolio. As measured by amortized cost (which excludes changes in fair value, such as changes in interest rates), the size of its investment portfolio is mainly a function of its invested equity capital along with premiums the Company receives from its customers less payments on customer claims.
Net investment income also includes an insignificant amount of net realized gains (losses) on investments, which are a function of the difference between the amount received by us on the sale of a security and the security’s amortized cost, as well as any allowances for credit losses recognized in earnings, if any.
Disaggregated Revenue
The following table disaggregates the Company’s revenues by major source:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net earned premium	$380.1	$272.5	$107.5
Agency commissions, net	20.9	32.6	23.8
Ceding commissions, net	30.4	30.7	38.9
Service, fee, and other revenue	11.8	11.9	16.4
Net investment income	25.4	24.4	23.1
Total revenue, net	$468.6	$372.1	$209.7
Materially all revenues for the years ended December 31, 2025, 2024 and 2023 are from business conducted in the United States.
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
Technology and Development Expenses
Technology and development expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s technology staff, which includes technology development, infrastructure support, actuarial, and third-party services. Technology and development expenses also includes allocated facility costs and related overhead based on headcount.
Sales and Marketing Expenses
Sales and marketing expenses primarily consist of sales commissions, advertising costs, and marketing expenditures, as well as employee compensation (including stock-based compensation and benefits) for employees engaged in sales, marketing, data analytics, and customer acquisition. The Company expenses advertising costs as incurred. Sales and marketing expenses also include allocated facility costs and related overhead based on headcount. Advertising costs were $2.1 million, $3.3 million and $10.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
General and Administrative Expenses
General and administrative expenses primarily consist of employee compensation (including stock-based compensation and benefits) for the Company’s finance, human resources, legal, and general management functions as well as facilities, insurance, and professional services.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Impairment and Restructuring Charges
Impairment and restructuring charges consist of non-cash impairment charges relating to leases. It also consists of severance and other personnel costs associated with exit and disposal activities as well as reductions in workforce.
Interest and other (income) expense, net
Interest and other (income) expense, net primarily consists of interest expense on the Company’s surplus note, as well as certain fair value adjustments and other non-operating income expenses.
Gain on Sale of Business
Gain on sale of business is measured as the fair value of consideration received in excess of the carrying value of the assets and liabilities sold.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense based on the estimated fair value of equity-based payment awards on the date of grant, using the Black-Scholes-Merton option-pricing model or the Monte Carlo valuation model for market-based awards. The Company recognizes stock-based compensation expenses for the value of its awards granted, based on the straight-line method over the requisite service period of each of the awards in the Company’s consolidated statements of operations and comprehensive income (loss). The Company has elected to record forfeitures as they occur.
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
The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, no amount of benefit attributable to the position is recognized. The tax benefit to be recognized of any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency.
Net Income (Loss) Per Share Attributable to Common Stockholders of Hippo Holdings Inc.
Basic and diluted net income (loss) per share attributable to common stockholders of Hippo Holdings Inc. is presented in conformity with the two-class method required for common stock and participating securities. Under the two-class method, net income (loss) is attributed to common stockholders and participating securities based on their participation rights. The Company considers all series of its unvested common stock to be participating securities as holders of such securities have non-forfeitable dividend rights in the event of the Company’s declaration of a dividend for shares of common stock.
Under the two-class method, the net income (loss) attributable to common stockholders of Hippo Holdings Inc. is not allocated to the unvested common stock as these securities do not have a contractual obligation to share in the Company’s income or losses.
Distributed and undistributed earnings allocated to participating securities are subtracted from net income (loss) in determining net income (loss) attributable to common stockholders. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
attributable to common stockholders by the weighted-average shares used in computing net income (loss) per share attributable to common stockholders.
For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is required to adopt the guidance for its Annual Report on Form 10-K for the year ended December 31, 2025. The Company has adopted the provisions of ASU 2023-09 on a prospective basis and have included the required disclosures in this Annual Report.
Accounting Pronouncements Not Yet Adopted
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
In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date, clarifying the interim reporting date when an entity must adopt ASU No. 2024-03. According to ASU No. 2025-01, ASU No. 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect this standard to have a material impact on its financial statements.
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
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages.” It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact the new accounting standard will have on its policy for capitalization of development costs for software intended for internal use.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and does not expect this standard to have a material impact on its financial statements.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$75.7	$0.1	$(0.1)	$75.7
States and other territories	8.2	0.1	(0.1)	8.2
Corporate securities	144.0	2.6	(0.2)	146.4
Residential mortgage-backed securities	38.2	0.4	(0.9)	37.7
Commercial mortgage-backed securities	5.2	—	(0.2)	5.0
Asset backed securities	20.4	—	—	20.4
Total fixed maturities available-for-sale	291.7	3.2	(1.5)	293.4
Short-term investments:
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	49.0	—	—	49.0
Total short-term investments	152.5	—	—	152.5
Total	$444.2	$3.2	$(1.5)	$445.9

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$24.8	$—	$(0.2)	$24.6
States and other territories	11.2	—	(0.3)	10.9
Corporate securities	131.8	0.8	(1.1)	131.5
Residential mortgage-backed securities	21.5	—	(1.5)	20.0
Commercial mortgage-backed securities	7.2	0.1	(0.4)	6.9
Asset backed securities	11.8	—	—	11.8
Total fixed maturities available-for-sale	208.3	0.9	(3.5)	205.7
Short-term investments:
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	17.5	—	—	17.5
Corporate securities	31.6	—	—	31.6
Total short-term investments	167.6	—	—	167.6
Total	$375.9	$0.9	$(3.5)	$373.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$17.1	$—	$3.2	$(0.1)	$20.3	$(0.1)
States and other territories	0.9	—	2.6	(0.1)	3.5	(0.1)
Corporate securities	7.5	—	8.6	(0.2)	16.1	(0.2)
Residential mortgage-backed securities	7.2	—	8.6	(0.9)	15.8	(0.9)
Commercial mortgage-backed securities	0.8	—	2.9	(0.2)	3.7	(0.2)
Asset backed securities	13.0	—	0.2	—	13.2	—
Short-term investments:
Corporate securities	6.2	—	—	—	6.2	—
Total	$52.7	$—	$26.1	$(1.5)	$78.8	$(1.5)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$14.5	$(0.1)	$1.9	$(0.1)	$16.4	$(0.2)
States and other territories	5.0	(0.1)	5.5	(0.2)	10.5	(0.3)
Corporate securities	55.2	(0.5)	25.4	(0.6)	80.6	(1.1)
Residential mortgage-backed securities	7.4	(0.1)	10.1	(1.4)	17.5	(1.5)
Commercial mortgage-backed securities	0.4	—	4.1	(0.4)	4.5	(0.4)
Asset backed securities	—	—	4.1	—	4.1	—
Short-term investments:
U.S. government and agencies	—	—	—	—	—	—
Commercial paper	6.3	—	—	—	6.3	—
Corporate securities	7.4	—	—	—	7.4	—
Total	$96.2	$(0.8)	$51.1	$(2.7)	$147.3	$(3.5)
The Company has determined that unrealized losses as of December 31, 2025 and December 31, 2024 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of December 31, 2025, none of the Company’s fixed-maturity portfolio was unrated or rated below investment grade.
The amortized cost and fair value of fixed-maturities securities by contractual maturity are as follows:

	December 31, 2025
	Amortized Cost	Fair Value
	(in millions)
Due to mature:
One year or less	$38.0	$38.1
After one year through five years	154.6	155.6
After five years through ten years	34.2	35.5
After ten years	1.1	1.1
Residential mortgage-backed securities	38.2	37.7
Commercial mortgage-backed securities	5.2	5.0
Asset backed securities	20.4	20.4
Total fixed maturities available-for-sale	$291.7	$293.4
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed-maturity securities were insignificant for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company’s net investment income is comprised of the following:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Investment income	$25.9	$24.9	$23.6
Investment expenses	(0.5)	(0.5)	(0.5)
Net investment income	$25.4	$24.4	$23.1
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.3 million and $12.2 million as of December 31, 2025 and December 31, 2024, respectively.
3. Fair Value Measurement
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$250.1	$—	$—	$250.1
Fixed maturities available-for-sale:
U.S. government and agencies	75.7	—	—	75.7
States and other territories	—	8.2	—	8.2
Corporate securities	—	146.4	—	146.4
Residential mortgage-backed securities	—	37.7	—	37.7
Commercial mortgage-backed securities	—	5.0	—	5.0
Asset backed securities	—	20.4	—	20.4
Total fixed maturities available-for-sale	75.7	217.7	—	293.4
Short-term investments
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	—	49.0	—	49.0
Total short-term investments	103.5	49.0	—	152.5
Total financial assets	$429.3	$266.7	$—	$696.0

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$232.8	$—	$—	$232.8
Fixed maturities available-for-sale:
U.S. government and agencies	24.6	—	—	24.6
States and other territories	—	10.9	—	10.9
Corporate securities	—	131.5	—	131.5
Foreign securities	—	—	—	—
Residential mortgage-backed securities	—	20.0	—	20.0
Commercial mortgage-backed securities	—	6.9	—	6.9
Asset backed securities	—	11.8	—	11.8
Total fixed maturities available-for-sale	24.6	181.1	—	205.7
Short-term investments
U.S. government and agencies	118.5	—	—	118.5
Commercial paper	—	17.5	—	17.5
Corporate securities	—	31.6	—	31.6
Total short-term investments	118.5	49.1	—	167.6
Total financial assets	$375.9	$230.2	$—	$606.1

Financial liabilities:
Contingent consideration liability	$—	$—	$11.7	$11.7
Total financial liabilities	$—	$—	$11.7	$11.7

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no other transfers between levels in the fair value hierarchy during the years ended December 31, 2025.
Contingent Consideration
The contingent consideration, relating to the Company’s 2019 acquisition of North American Advantage Insurance Services, LLC is re-valued to fair value at the end of each reporting period using the present value of future payments based on an estimate of revenue and customer renewals of the acquiree. North American Advantage Insurance Services, LLC’s ultimate parent company was Lennar Corporation, a related party of the Company. The contingent consideration liability was part of the net assets transferred in the sale of the Company’s homebuilder distribution network. See Note 18, Acquisitions and Dispositions for further details.
Non-Recurring Fair Value Measurements
The Company has a 19.2% ownership stake in First Connect Insurance Services (“First Connect”), a non-public company. The Company estimates the fair value on a non-recurring basis using the fair value of First Connect’s common stock, as applicable. Because of the nature of the unobservable inputs, the Company classifies this retained interest as Level 3 in the fair value hierarchy. The fair value of the Company’s investment was $4.5 million and $4.1 million as of December 31, 2025 and 2024, is included in Other Assets on the consolidated balance sheets. See Note 18, Acquisitions and Dispositions for further details.
4. Intangible Assets

		December 31,
		2025			2024
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Agency and carrier relationships	2.7	$3.4	$(2.2)	$1.2	$3.4	$(1.8)	$1.6
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.9	3.0	(0.9)	2.1	18.5	(13.8)	4.7
Other	—	0.4	(0.4)	—	0.8	(0.6)	0.2
Total intangible assets, net		$17.3	$(3.5)	$13.8	$33.2	$(16.2)	$17.0
Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.7 million, $4.6 million, $4.4 million, respectively. The amortization expense is primarily included in sales and marketing expenses for customer relationships, agency and carrier relationships, and other on the consolidated statements of operations and comprehensive income (loss).

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
As of December 31, 2025, the projected annual amortization expense for the Company’s intangible assets for the next five years is as follows:

Years Ending December 31,
(in millions)
2026	$0.9
2027	0.9
2028	0.7
2029	0.4
2030	0.4
Thereafter	—
Total	$3.3
5. Capitalized Internal Use Software

	December 31,
	2025	2024
	(in millions)
Capitalized internal use software	$102.6	$95.0
Less: accumulated amortization	(59.6)	(46.9)
Total capitalized internal use software, net (1)	$43.0	$48.1
(1) This balance is net of an asset impairment charge of $3.8 million and is recognized in the Impairment and restructuring charges in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025.
Amortization expense related to capitalized internal use software for the years ended December 31, 2025, 2024 and 2023 was $17.1 million, $16.6 million, and $13.1 million, respectively. The amortization expense is included in insurance related expenses on the consolidated statements of operations and comprehensive income (loss).
6. Other Assets

	December 31,
	2025	2024
	(in millions)
Property and equipment	$31.6	$33.0
Deferred policy acquisition costs	28.6	11.6
Deferred consideration	25.0	—
Prepaid expenses	5.7	6.6
Claims receivable	0.9	0.8
Lease right-of-use assets	1.6	4.7
Other	10.2	9.5
Total other assets	$103.6	$66.2
Policy acquisition costs deferred, net for the years ended December 31, 2025 and 2024 were $74.0 million and $37.4 million, respectively. The Company amortized deferred policy acquisition costs of $57.0 million, $45.2 million, and $32.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
7. Accrued Expenses and Other Liabilities

	December 31,
	2025	2024
	(in millions)
Claim payments outstanding	$14.9	$19.3
Advances from customers	10.9	8.0
Premium refund liability	11.8	11.8
Employee related accruals	9.0	5.8
Lease liability	4.5	10.0
Fiduciary liability	1.1	1.8
Contingent consideration liability	—	11.7
Other	28.5	19.0
Total accrued expenses and other liabilities	$80.7	$87.4
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years. Interest on the outstanding principal is payable on September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company paid $1.2 million in interest for the year ended December 31, 2025.

	December 31,
	2025	2024
	(in millions)
Surplus note	$50.0	$—
Less: unamortized debt issuance costs	(2.1)	—
Total surplus note, net	$47.9	$—
The Company’s surplus note is recorded at its carrying value. The estimated fair value of the surplus note as of December 31, 2025 approximates its carrying value. The fair value measurement is classified as Level 2 within the fair value hierarchy based on the observable transaction price.
9. Losses and Loss Adjustment Expense Reserves
The liability for unpaid losses and LAE represents the Company’s estimate of its obligation for claims arising from insured events that have occurred on or before the balance sheet date. The liability includes case reserves and IBNR amounts and is recorded on an undiscounted basis.
The following table presents a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses for the years ended December 31, 2025, 2024, and 2023:

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Gross losses and LAE reserves at beginning of year	$350.0	$322.5	$293.8
Less: Reinsurance recoverables on unpaid losses and LAE	(229.9)	(221.4)	(228.8)
Net losses and LAE reserves at beginning of year	120.1	101.1	65.0

Add: Incurred losses and LAE, net of reinsurance, related to:
Current accident year	239.4	215.1	183.7
Prior accident years	(9.5)	(6.1)	(2.0)
Total net incurred losses and LAE	229.9	209.0	181.7

Deduct: Losses and LAE payments, net of reinsurance, related to:
Current accident year	155.3	143.2	127.5
Prior accident years	63.3	46.8	18.1
Total net paid losses and LAE	218.6	190.0	145.6

Net losses and LAE reserves at end of year	131.4	120.1	101.1
Add: Reinsurance recoverables on unpaid losses and LAE at end of year	289.0	229.9	221.4
Gross losses and LAE reserves at end of year	$420.4	$350.0	$322.5
The gross losses and LAE reserve is included in Losses and loss adjustment expenses and the reinsurance recoverables are included in Reinsurance recoverable on paid and unpaid losses and LAE on the consolidated balance sheets.
Prior year loss development occurs when actual losses incurred vary from the Company’s previously estimated losses, which are established through the Company’s losses and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable prior years development of $9.5 million, $6.1 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The prior period development for the year ended December 31, 2025 of $9.5 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $6.9 million from attritional reserves and $2.6 million from catastrophe reserves. This development was driven by improved attritional loss experience in the 2024 and 2023 accident years, primarily within property lines, which emerged more favorably than previously estimated. The impact of this development also reflects the Company's reinsurance structure in place for those accident years, specifically the loss retention features under previous quota share agreements.
The prior period development for the year ended December 31, 2024 of $6.1 million was driven primarily by favorable net loss development relating to the 2023 and prior accident years, resulting in a net release of $2.9 million from attritional reserves and $3.2 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the year ended December 31, 2023 of $2.0 million was driven primarily by favorable net loss development relating to the 2022 accident year, resulting in a net release of $2.1 million from

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
There were no material changes in actuarial methodologies during the periods presented.
Short duration contract disclosures
For purposes of the development disclosures, losses and LAE reserves are disaggregated into Property and Casualty groupings based on expected claim duration characteristics and related estimation uncertainty. Property lines are generally characterized as short-tail and include coverages with shorter reporting and settlement periods, while Casualty lines are generally characterized as mid-tail, reflecting differences in the timing and uncertainty of claim payments.
The following tables present information about incurred and paid loss development as of December 31, 2025, net of reinsurance, as well as cumulative reported claim count and total of IBNR reserves. The development tables include allocated loss adjustment expenses.
Cumulative reported claim counts represent the number of reported claims by loss occurrence and does not include claims that do not result in indemnification of loss. Claim count methodologies have been applied consistently for all periods presented.
Information about incurred and paid claims development for the years ended prior to December 31, 2025 is presented as unaudited supplementary information. In addition, the following tables show incurred losses and LAE by accident year in aggregate (in millions, except for number of claims):

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Property Lines Incurred Losses and LAE development, Net of Reinsurance

Years ended December 31,							As of December 31, 2025
	2020*	2021*	2022*	2023*	2024*	2025	IBNR	Cumulative Number of Reported Claims
Accident Year
2020	28.2	27.8	29.6	29.1	29.0	28.9	—	30.1
2021	—	76.6	62.8	61.6	60.2	60.8	—	40.6
2022	—	—	93.3	93.2	94.5	96.1	4.3	45.3
2023	—	—	—	167.3	162.1	154.6	8.4	46.5
2024	—	—	—	—	199.4	193.6	12.5	40.5
2025	—	—	—	—	—	214.2	44.4	29.3
Total						$748.2	$69.6	232.3
* Presented as unaudited required supplementary information
Property Lines Cumulative Paid Losses and LAE development, Net of Reinsurance

	2020*	2021*	2022*	2023*	2024*	2025
Accident Year
2020	17.0	26.6	27.8	28.5	28.6	28.8
2021	—	35.3	55.7	57.6	57.5	60.0
2022	—	—	38.2	53.7	56.2	89.5
2023	—	—	—	111.9	155.6	141.8
2024	—	—	—	—	128.4	168.2
2025	—	—	—	—	—	136.9
Total paid losses and LAE, net						$625.2
Total losses and LAE reserves, net						122.9
Reinsurance recoverable on losses and LAE						130.1
Gross losses and LAE reserve						$253.0
* Presented as unaudited required supplementary information

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Casualty Lines Losses and LAE development, Net of Reinsurance

Years ended December 31,							As of December 31, 2025
	2020*	2021*	2022*	2023*	2024*	2025	IBNR	Cumulative Number of Reported Claims
Accident Year
2020	—	—	—	—	—	—	—	—
2021	—	0.1	0.1	0.1	0.1	0.1	—	0.6
2022	—	—	0.8	0.6	0.6	0.6	—	2.4
2023	—	—	—	1.2	1.4	1.6	0.1	5.8
2024	—	—	—	—	1.5	3.3	1.2	5.6
2025	—	—	—	—	—	7.5	5.2	5.4
Total						$13.1	$6.5	19.8
* Presented as unaudited required supplementary information
Casualty Lines Cumulative Paid Losses and LAE development, Net of Reinsurance

	2020*	2021*	2022*	2023*	2024*	2025
Accident Year
2020	—	—	—	—	—	—
2021	—	—	0.1	0.1	0.1	0.1
2022	—	—	0.2	0.5	0.5	0.6
2023	—	—	—	0.6	1.1	1.3
2024	—	—	—	—	0.3	1.4
2025	—	—	—	—	—	1.3
Total paid losses and LAE, net						$4.7
Total losses and LAE reserves, net						8.4
Reinsurance recoverable on losses and LAE						$158.9
Gross losses and LAE reserves						$167.3
* Presented as unaudited required supplementary information
Information about historical claim duration
The following table presents supplementary information about the average annual percentage payout of incurred losses by age, net of reinsurance as of December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (unaudited)
Years	1	2	3	4	5	6	7
Property	62%	27%	4%	3%	3%	—%	—%
Casualty	23%	46%	15%	10%	4%	—%	—%
The payout percentages are derived from historical paid-to-incurred development patterns and are weighted by incurred losses.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The reconciliation of the net incurred and paid loss information in the loss reserve rollforward table and development tables with respect to the current accident year is as follows (in millions):

	2025 Current Accident Year		2024 Current Accident Year		2023 Current Accident Year
	Incurred	Paid	Incurred	Paid	Incurred	Paid

Development table
Property	214.2	136.9	199.4	128.4	167.3	111.9
Casualty	7.5	1.3	1.5	0.3	1.2	0.6
Unallocated loss adjustment expense
Property	17.2	17.1	14.0	14.0	14.7	14.7
Casualty	0.5	0.5	0.1	0.1	0.1	0.1
Other	—	(0.5)	0.1	0.4	0.4	0.2
Rollforward table	$239.4	$155.3	$215.1	$143.2	$183.7	$127.5
The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows (in millions):

December 31, 2025
Net outstanding liabilities from development tables
Property	$122.9
Casualty	8.4
Other	0.1
Losses and LAE reserves, net of reinsurance recoverables at end of year	131.4

Reinsurance recoverables on unpaid losses and LAE
Property	130.1
Casualty	158.9
Total reinsurance recoverables on unpaid losses and LAE at end of period	289.0
Gross losses and LAE at end of year	$420.4
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
The Company’s catastrophe reinsurance program supports property risks underwritten by us on behalf of our MGA and third-party MGAs. These risks are protected by program-specific XOL treaties, and in some cases, quota share reinsurance. In addition to the program specific covers, the Company is also protected by a corporate catastrophe cover and participation in the Florida Hurricane Catastrophe Fund (FHCF). This structure is designed to provide protection against severe loss events across the portfolio, covering up to at least a 1-in-250-year return period threshold.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
For business written by the Company’s MGA, the Company has strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting the Company’s confidence in the portfolio’s underwriting performance. The Company’s MGA remains covered by standalone catastrophe XOL protection.
Additionally, the Company utilizes collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils for business written through the Company’s MGA.
The following tables reflect amounts affecting the consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
	2025			2024			2023
	Written premiums	Earned premiums	Losses and LAE incurred	Written premiums	Earned premiums	Losses and LAE incurred	Written premiums	Earned premiums	Losses and LAE incurred
	(in millions)
Direct	$1,104.6	$982.0	$530.0	$881.8	$840.7	$441.4	$834.6	$760.5	$531.8
Assumed	4.0	4.9	5.0	10.6	13.0	8.9	12.7	8.8	11.7
Gross	1,108.6	986.9	535.0	892.4	853.7	450.3	847.3	769.3	543.5
Ceded	(686.3)	(606.8)	(305.1)	(519.8)	(581.2)	(241.3)	(687.7)	(661.8)	(361.8)
Net	$422.3	$380.1	$229.9	$372.6	$272.5	$209.0	$159.6	$107.5	$181.7
As of December 31, 2025 and December 31, 2024, a provision for sliding scale commissions of $36.0 million and $34.2 million, respectively, is included in provision for commission on the consolidated balance sheets. As of December 31, 2025 and December 31, 2024, a receivable for sliding scale commissions of $37.6 million and $3.6 million, respectively, is included in ceding commissions receivable on the consolidated balance sheets.
As of December 31, 2025 and December 31, 2024, a provision for loss participation features of $17.4 million and $41.6 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the consolidated balance sheets. The decrease is due primarily to settlements of the Company’s 2023 and prior year’s loss participation features with the Company’s participating reinsurers.
Amounts recoverable from reinsurers are recognized in a manner consistent with the claims liabilities associated with the reinsurance placement and presented on the balance sheet as reinsurance recoverable on paid and unpaid losses and LAE. Such balance is presented in the table below.

	December 31,
	2025	2024
	(in millions)
Reinsurance recoverable on paid loss	$57.6	$55.4
Ceded unpaid losses and LAE	289.0	229.9
Total reinsurance recoverable	$346.6	$285.3
The Company evaluates the collectability of reinsurance recoverables and records allowances for expected credit losses when necessary. As of December 31, 2025, 2024 and 2023, no material allowance was recorded.
The Company evaluates the financial condition of its reinsurers and, in certain circumstances, holds collateral in the form of funds withheld and letters of credit. This collateral serves as security under the terms of its reinsurance contracts to reduce credit exposure to reinsurance recoverable and prepaid reinsurance premium

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
balances. The Company has the following unsecured reinsurance recoverable and prepaid reinsurance premium balances from reinsurers:

		December 31,
AM Best Rating	Reinsurer	2025	2024
		(in millions)
A+	Munich Reinsurance America, Inc.	$126.8	$104.5
A-	Accelerant National Insurance Company	108.6	—
A+	Allianz Reinsurance America, Inc.	77.4	39.1
A+	Arch Reinsurance Ltd	62.7	—
A+	Mitsui Sumitomo Insurance Company of America	31.3	15.9
A+	Hannover Rück SE	20.8	33.9
A+	Canopius US Insurance, Inc.	19.0	16.6
		$446.6	$210.0
	Other reinsurers	155.3	214.1
		$601.9	$424.1
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows:

	Years Ended December 31,
	2025		2024		2023
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
	(in millions)
State
California	$224.9	20%	$201.1	23%	$156.7	18%
Florida	149.8	14%	115.1	13%	111.5	13%
Texas	131.3	12%	128.1	14%	151.6	18%
New York	100.4	9%	34.0	4%	19.9	2%
Illinois	35.5	3%	27.7	3%	25.9	3%
Georgia	29.1	3%	24.5	3%	37.7	4%
Massachusetts	26.0	2%	25.3	3%	20.6	2%
Colorado	23.6	2%	18.8	2%	23.4	3%
North Carolina	22.5	2%	19.1	2%	18.8	2%
South Carolina	22.2	2%	24.8	3%	17.3	2%
Other	343.3	31%	273.9	30%	263.9	33%
Total	$1,108.6	100%	$892.4	100%	$847.3	100%

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
12. Public Warrants and Private Placement Warrants
In November 2020, in connection with the RTPZ IPO, RTPZ issued 4.6 million warrants (the “Public Warrants”) and 4.4 million warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase its Class A ordinary shares at $287.50 per share. Every 25 Warrants are presently exercisable for one share of the Company’s common stock at an exercise price per share of $287.50.
On September 9, 2024, the Company received notice (the “Notice”) from the New York Stock Exchange (the “NYSE”) that the Company’s warrants (the “Warrants”) are no longer suitable for listing based on “abnormally low selling price” levels, pursuant to Section 802.01D of the NYSE Listed Company Manual, and that the NYSE Regulation has determined to delist the Warrants. As such, the Warrants were determined to have no value as of December 31, 2024.
All of the Public and Private Placement Warrants were outstanding as of December 31, 2025 and 2024.
13. Commitments and Contingencies
Purchase Commitments
As of December 31, 2025, the Company has total minimum purchase commitments, which must be made during the next three years, of $5.2 million.
Legal Proceedings
From time to time, the Company may be involved in litigation or other legal proceedings. The Company is routinely named in litigation involving claims from policyholders. Legal proceedings relating to claims are reserved in the normal course of business. The Company does not believe it is a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on the Company’s business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
14. Leases
Operating Leases
The Company leases office space under non-cancelable operating leases with various expiration dates through 2027, some of which include options to extend the leases for up to 5 years. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably certain.
For the years ended December 31, 2025 and December 31, 2024, the Company recognized $2.4 million and $3.0 million of ROU asset impairments associated with the Company’s termination of its lease space in Palo Alto, California, and abandonment of leased space used in the Company’s business operations, respectively. The Company recognized operating lease expenses of $1.7 million, $3.2 million, and $6.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The weighted average remaining lease term and the weighted average discount rate for operating leases as of December 31, 2025 were as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	1.50	2.14
Weighted average discount rate	4.9%	4.2%
Maturities of operating lease liabilities by fiscal year as of December 31, 2025 are as follows:

Operating Leases
(in millions)
2026	$3.1
2027	1.4
2028	0.1
2029	—
Thereafter	—
Total undiscounted lease payments	4.6
Less: Imputed interest	(0.1)
Present value of lease payments	$4.5
The following table presents supplemental cash flow information about the Company’s operating leases:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for operating lease liabilities	$4.1	$5.7	$5.7
Cash paid for termination fee	1.4	—	—
Right-of-use assets obtained in exchange for new operating liabilities	0.8	0.7	—

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
15. Stockholders’ Equity
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
Stock-Based Compensation Plans
The Company maintains equity compensation plans adopted in 2019 and 2021 (the “plans”). The material terms of the plans were previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the plans during the current fiscal year.
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (In Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (In Years)

Outstanding as of December 31, 2024	1,152,878	$16.67	5.7	$11.7
Granted	—	—
Exercised	(535,505)	18.08		4.8
Cancelled/Expired	(2,524)	15.88		—
Outstanding as of December 31, 2025	614,849	15.44	5.0	$9.0
Vested and exercisable as of December 31, 2025	602,573	$15.43	4.9	$8.9
There were no options granted during the years ended December 31, 2025 and 2024.
Total unrecognized compensation cost of $0.1 million as of December 31, 2025, is expected to be recognized over a weighted-average period of 0.4 years.
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
During the years ended December 31, 2025, the Company granted 42,244 PRSUs to its CEO. Vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using a Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense expected to be recognized over the three-year period is $1.0 million.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Stock-based compensation expense for RSUs are recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs are recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.

The following table summarizes the RSU and PRSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2024	1,738,781	$24.40
Granted	1,252,170	29.01
Released	(1,277,752)	25.05
Canceled and forfeited	(384,541)	26.17
Unvested and outstanding as of December 31, 2025	1,328,658	$27.62
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $24.6 million as of December 31, 2025, and it is expected to be recognized over a weighted-average period of 1.5 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the year ended December 31, 2025 and 2024, 154,973 and 170,009 shares were issued under the plan, respectively. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying consolidated statements of operations and comprehensive income (loss), was as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Losses and loss adjustment expenses	$1.2	$1.1	$1.2
Insurance related expenses	4.5	4.5	4.9
Technology and development expenses	5.4	6.9	12.5
Sales and marketing expenses	3.6	7.9	13.1
General and administrative expenses	14.6	17.8	25.8
Total stock-based compensation expense	$29.3	$38.2	$57.5
Share Repurchases
On October 30, 2024, the Company entered into a Share Repurchase Agreement with an existing unaffiliated shareholder to purchase 957,242 shares of the Company’s common stock at a purchase price of $16.28 per share pursuant to the Company’s share repurchase program (the “Share Repurchase”). The Share Repurchase

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
was substantially completed on October 30, 2024. The Company used available cash resources of approximately $15.6 million to complete this transaction. As of December 31, 2024, there were no unsettled share repurchases.
On July 1, 2025, the Company repurchased 514,309 shares of its common stock, beneficially owned by Lennar Title Group, LLC and its affiliates (collectively, “Lennar”), a related party of the Company, in a private transaction at a price per share of $28.17, for an aggregate purchase price of $14.5 million. The repurchase of the shares was made under the Company’s existing share repurchase program. As of December 31, 2025, $18.1 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
16. Income Taxes
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (the "Act"), which contains significant tax-related provisions, was signed into law. These include the restoration of 100% bonus depreciation, the reinstatement of expensing for domestic research and experimentation expenditures, and changes to international tax provisions. The provisions of the Act did not have a material impact on the Company.
Income tax expense
The Company and its U.S. subsidiaries file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated on a separate return basis. The Company’s international subsidiaries file various income tax returns in their respective jurisdictions.
Income (loss) before tax consists of the following:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
United States	$57.2	$(40.1)	$(274.0)
Foreign	1.2	0.8	1.4
Income (loss) before income taxes attributable to Hippo	$58.4	$(39.3)	$(272.6)
Income before tax attributable to noncontrolling interests	4.9	11.9	10.1
Income (loss) before income taxes	$63.3	$(27.4)	$(262.5)

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The components of the total provision for income taxes are as follows:

	Year Ended December 31,
	2025
	(in millions)
Income tax expense at statutory rate	$12.3	21.0%
Effect of:
State and local income tax, net of Federal income tax effects (1)	(0.3)	(0.5)%
Foreign tax effects	0.7	1.1%
Effects of cross border tax laws	(0.2)	(0.3)%
Tax credits	(0.9)	(1.5)%
Changes in valuation allowances	(16.6)	(28.4)%
Nontaxable or nondeductible items
Deferred compensation	3.3	5.7%
Gain on sale	1.8	3.1%
Other	0.2	0.3%
Changes in unrecognized tax benefits	0.7	1.2%
Other adjustments	(0.3)	(0.5)%
Income tax expense	$0.7	1.2%
(1) State taxes in California contributed to the majority of the tax effect in this category

	Years Ended December 31,
	2024	2023
	(in millions)
Loss before income taxes attributable to Hippo	$(39.3)	$(272.6)
Income tax benefit from statutory rate	(8.3)	(57.2)
Effect of:
Meals, entertainment & parking	0.1	0.2
Deferred compensation	6.7	7.4
State taxes	(7.6)	(9.1)
Goodwill impairment	—	—
Increase in valuation allowance	6.5	64.2
Foreign taxes	0.5	0.1
Other	3.3	(5.1)
Income tax expense	$1.2	$0.5

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Income tax applicable to:
Current
State	$—	$0.7	$0.4
Foreign	—	0.4	0.8
Total current provision	$—	$1.1	$1.2
Deferred
Foreign	0.7	0.1	(0.7)
Total deferred provision	$0.7	$0.1	$(0.7)
Total provision for income taxes	$0.7	$1.2	$0.5

The components of income taxes paid (net of refunds received) are as follows:

Year Ended December 31,
2025
(in millions)
Federal	$—
State	—
Foreign	0.3
Total	$0.3

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Deferred tax
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Net operating loss carryforward	$181.6	$175.5
Intangible assets	1.6	8.4
Research and development credit	11.9	10.4
Deferred compensation	3.8	6.5
Unearned premium reserve	11.5	9.6
Loss reserve discount	1.1	1.1
Unrealized losses	—	2.1
Lease liability	1.2	2.7
Deferred revenue	3.7	2.4
Capitalized software	10.9	17.4
Other accruals	1.5	5.8
Total deferred tax assets	$228.8	$241.9
Valuation allowance	(215.5)	(232.6)
Total deferred income tax assets	$13.3	$9.3
Deferred tax liabilities
Property and equipment	$0.6	$0.7
Deferred acquisition costs	10.8	5.3
Right-of-use asset	0.4	1.2
Other	1.5	1.4
Total deferred tax liabilities	$13.3	$8.6
Deferred income tax assets, net	$—	$0.7
Valuation allowance
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of all available evidence, with primary focus on the Company's history of recent losses, the Company has concluded that it is not more likely than not that the recorded Federal and State deferred tax assets will be realized. As a result, the Company has recorded a full valuation allowance against its Federal and State deferred tax assets recorded as of December 31, 2025 and 2024.
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

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
Below is a reconciliation of unrecognized tax benefits:

	Years Ended December 31,
	2025	2024
	(in millions)
Beginning unrecognized tax benefits	$5.0	$5.1
Increases related to tax positions from prior years	(0.3)	(0.4)
Increases related to tax positions taken in the current year	0.5	0.3
Ending unrecognized tax benefits	$5.2	$5.0
The balances at December 31, 2025 and 2024 were fully offset by a valuation allowance. No interest or penalties were incurred during the years ended December 31, 2025 and 2024.
Net operating losses
As of December 31, 2025, the Company has recorded U.S. federal and state net operating loss (“NOL”) carryforwards of $718.9 million and $488.8 million, respectively. The Company has $166.0 million of Dual Consolidated Losses in a 953(d) company, RH Solutions Insurance (Cayman) Ltd. The provisions of the Tax Cuts and Jobs Act of 2017 eliminated the 20-year carryforward period and made it indefinite for federal net operating losses generated in tax years after December 31, 2017. For such amounts generated prior to 2018, the 20-year carryforward period continues to apply.
In general, a corporation’s ability to utilize its NOL carryforwards may be subject to a substantial limitation due to ownership changes that may have occurred or that could occur in the future, as required by section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or a series of transactions over a three-year period resulting in an ownership change of more than 50 percent of the capital (as defined) of a company by certain stockholders or public groups. The Company has performed a Section 382 analysis and experienced two historical ownership changes in 2016 and 2018, and the Company’s tax attributes subject to such limitations under section 382 have been considered. Components of the NOL carryforwards are as follows:

		Indefinite
	20-year Carryforward	Carryforward
	Expires in 2035 - 2045	Period	Total
	(in millions)
U.S. Federal	$175.1	$543.8	$718.9
U.S. State	488.8	—	488.8
Balance as of December 31, 2025	$663.9	$543.8	$1,207.7
Tax credit carryforwards
As of December 31, 2025, the Company has U.S. federal R&D credit carryforwards of $10.7 million, which have a 20-year carryforward and expire 2038-2045, as well as state R&D credit carryforwards of $8.2 million, which have an indefinite carryforward period.
Taxing authority audits
The Company’s income tax returns are subject to federal and state tax examinations. There are no pending tax examinations as of December 31, 2025. For U.S. federal purposes, the Company is open to examination for the 2022 – 2025 tax years, and for state purposes, the Company is open from 2021 – 2025 tax years. No interest or penalties were incurred during the years ended December 31, 2025, 2024, and 2023.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
17. Net Income (Loss) Per Share Attributable to Common Stockholders
Net loss per share attributable to common stockholders was computed as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions, except for share and per share data)
Numerator:
Net income (loss) per share attributable to Hippo	$57.7	$(40.5)	$(273.1)
Denominator:
Weighted average common shares outstanding
Basic	25,253,520	24,699,913	23,578,922
Diluted	26,011,391	24,699,913	23,578,922
Net income (loss) per share attributable to Hippo
Basic	$2.28	$(1.64)	$(11.58)
Diluted	$2.22	$(1.64)	$(11.58)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	December 31,
	2025	2024	2023
Outstanding options	371	1,152,878	1,589,529
Common stock from outstanding warrants	360,000	360,000	360,000
Common stock subject to repurchase	—	—	26,058
RSU and PRSUs	87,007	1,738,781	2,534,683
Employee stock purchase plan	19,214	—	—
Total	466,592	3,251,659	4,510,270

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
18. Acquisitions and Dispositions
Sale of Homebuilder Distribution Network
On July 1, 2025, the Company and Westwood Insurance Agency, LLC (“Westwood”), closed on the sale of the Company’s homebuilder distribution network. Total sale consideration consists of (i) $75 million in up-front cash consideration; and (ii) $25 million in cash consideration, which was due and received in the first quarter of 2026. In connection with the closing and pursuant to an Omnibus Consent and Waiver Agreement (“Consent Agreement”) among certain subsidiaries of the Company and Lennar, a related party, the Company (i) paid Lennar $8 million in consideration for Lennar’s required consent to the Westwood Sale; and (ii) agreed to make four quarterly milestone payments of $1 million each, commencing in the fourth quarter of 2026 and concluding in the third quarter of 2027, contingent upon Lennar’s material compliance with the terms set forth in the Consent Agreement and related Westwood Sale agreements. The transaction resulted in the loss of control and deconsolidation of a subsidiary with noncontrolling interest. Accordingly, the carrying amount of the noncontrolling interest of $1.6 million was eliminated from equity. In separate agreements with Westwood, the Company entered into program agreements to continue to distribute the Company’s homeowners product through Westwood’s network of builders. The contingent consideration liability was part of the liabilities transferred in the sale of the Company’s homebuilder distribution network.
The Company determined that the sale will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the sale will not be reported in discontinued operations. The Company recorded a gain of $95.0 million to the consolidated statements of operations and comprehensive income (loss).
First Connect Divestiture
On October 29, 2024, the Company completed the sale of its independent agent platform, First Connect Insurance Services (“First Connect”) to affiliates of Centana Growth Partners (“Centana”), for which the Company received $48.0 million in cash at closing, with the opportunity to earn up to $12.0 million following the closing upon the achievement of certain revenue-based targets in 2025 and 2026. The Company retained a 19.2% ownership stake in First Connect. The Company determined that the disposition will not constitute a strategic shift and that the impact on the Company’s overall operations and financial results is not material. Accordingly, the operations associated with the disposal will not be reported in discontinued operations. During the year ended December 31, 2024, the Company recognized a total gain on the sale of First Connect of $46.1 million, including a $4.1 million valuation of the Company’s retained 19%, which is considered non-cash. The fair value of $4.1 million was estimated using the Monte Carlo Simulation method and includes assumptions and judgments regarding the risk-free rate, volatility, and expected term, which are primarily Level 3 assumptions. The contingent earn-out was not included in the calculation of the gain as we will record it when the contingency is resolved. The transaction was completed at arm’s length and Centana was not, and will not be, considered a related party of the Company.
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
Asset Acquisitions
In the fourth quarter of fiscal 2023, the Company acquired two insurance agencies for purchase consideration totaling $5.9 million and consisting of $4.3 million in cash, of which $0.7 million is deferred until the first and second anniversary of the transaction date, and $1.6 million related to the fair value of the previously held interest. Both acquisitions were determined to be asset acquisitions for accounting purposes. Of the total purchase consideration, $4.8 million has been recorded to acquired intangible assets, which primarily relate to customer

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
relationships and have a useful life of seven years. The remaining net assets acquired consisted of $1.1 million of net working capital.
Prior to the acquisitions, the Company accounted for its ownership interest under the equity method of accounting. The acquisition of the controlling financial interest was accounted for as a step acquisition. The Company’s previously held interest was remeasured to fair value and resulted in a gain of $1.3 million. The gain was reflected in other (income) expense, net in the consolidated statements of operations and comprehensive income (loss).
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
19. Segments
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
The CODM is the Company’s Chief Executive Officer. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s consolidated statements of operations and comprehensive income (loss) and there are no other segment expenses at a more disaggregated level used by the CODM. The CODM reviews the Company’s net income (loss) as reported under GAAP, which is the primary measure of segment profit and loss. The CODM reviews this measure to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The budgeted versus actual results analysis along with the competitive analysis are used to make resource allocation decisions. While the Company’s CODM also reviews the revenue streams attributable to individual lines of business, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Prior period segment results and related disclosures have been recast to conform to the current period segment presentation.

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
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
Risk-Based Capital (“RBC”) requirements promulgated by the National Association of Insurance Commissioners require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2025 and 2024, the Company’s insurance subsidiaries capital and surplus exceeded its authorized control level.
The statutory net income and statutory capital and surplus of the Company’s insurance subsidiaries in accordance with regulatory accounting practices were as follows:

	Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	Statutory Net Income (Loss)			Statutory Capital and Surplus
	(in millions)
U.S. insurance subsidiaries	$22.5	$32.2	$21.2	$240.0	$205.3	$191.0
International insurance subsidiary	30.5	8.2	(53.9)	44.9	43.2	24.1
Total	$53.0	$40.4	$(32.7)	$284.9	$248.5	$215.1

HIPPO HOLDINGS INC.
Notes to Consolidated Financial Statements
21. Dividend Restrictions
Spinnaker Insurance Company
The maximum amount of dividends that can be paid by all property and casualty insurance companies within the group without prior approval of their respective insurance commissioner in a 12 month period, measured retrospectively from the date of payment, is $29.9 million, $34.5 million and $26.3 million for years ended December 31, 2025, 2024, and 2023, respectively.
RH Solutions Insurance (Cayman) Ltd.
The Company’s insurance subsidiary in the Cayman Islands, RHS, is regulated by the Cayman Islands Monetary Authority (“CIMA”). CIMA must be given advanced notice of any dividend payments. At December 31, 2025, 2024, and 2023 approximately $33.5 million, $32.3 million, and $18.4 million, respectively, of excess capital were available for the payment of dividends contingent on receiving the prior approval of CIMA. Dividend distributions to RH Solutions’ stakeholders are recognized in the period in which the dividends are declared. In accordance with the terms of the Insurance (Capital and Solvency) (Class B, C, and D Insurers) Regulations, 2012, as a Class B(iii) insurer under the Law, RHS is required to maintain the Prescribed Capital Requirement (“PCR”) of $11.5 million, which is based on net earned premium during the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. In connection with the filing of this Form 10-K, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed by or under the supervision of our chief executive and financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in Item 8.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as set forth below, the information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Report:

1.Financial Statements
The following consolidated financials statements of the Company are filed as part of this Form 10-K and are included in Item 8:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules	Page
Schedule I – Summary of Investments Other Than Investments in Related Parties – Omitted as information is included in the consolidated financial statements or notes thereto – See Note 2 ~ Investments
Schedule II – Condensed Financial Information of Registrant	129
Schedule III – Supplementary Insurance Information – Omitted as information is included in the consolidated financial statements or notes thereto. The amount of underwriting costs is $4.2 million, $5.7 million, and $6.6 million for the years ended December 31, 2025, 2024 and 2023.

Schedule IV – Reinsurance – Omitted as information is included in the consolidated financial statements or notes thereto – See Note 10 ~ Reinsurance. The percentage of amount assumed to net is 1%, 3%, and 8% for the years ended December 31, 2025, 2024 and 2023.

Schedule V – Valuation and Qualifying Accounts	133
Schedule VI – Supplemental Information Concerning Property and Casualty Insurance Operations – Omitted as information is included in the consolidated financial statements and notes thereto

3. Exhibits
Exhibit Number	Description of Document	Incorporated by Reference			Provided Herewith
		Form	Filing Date	Number
2.1†	Agreement and Plan of Merger, dated as of March 3, 2021, by and among Reinvent Technology Partners Z, RTPZ Merger Sub Inc. and, Hippo Enterprises, Inc.	S-4	7/8/2021	2.1
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc.	10-Q	11/10/2021	3.1
3.2	Certificate of Amendment to the Certificate of Incorporation of Hippo Holdings Inc.	8-K	9/29/2022	3.1
3.3	Amended and Restated Bylaws of Hippo Holdings Inc.	10-Q	11/10/2021	3.2
4.1	Specimen Warrant Certificate.	S-1	11/2/2020	4.4

4.2	Warrant Agreement, dated November 18, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	11/23/2020	4.1
4.3	Description of Hippo Holdings Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	3/2/2023	4.3
10.1	Form of Indemnification Agreement.	8-K	8/5/2021	10.1
10.2	Sponsor Support Agreement, dated March 3, 2021, by and among the Sponsor, each officer and director of RTPZ, RTPZ, and Old Hippo.	S-4	7/8/2021	10.14
10.3	Company Support Agreement, dated March 3, 2021, by and among RTPZ, Old Hippo, each officer and director of Old Hippo and certain stockholders of Old Hippo.	S-4	7/8/2021	10.15
10.4	Sponsor Agreement, dated March 3, 2021, by and among the Sponsor, RTPZ, and Old Hippo.	S-4	7/8/2021	10.16
10.5	Registration Rights Agreement by and among the Company, the Sponsor and the other holders of Class B ordinary shares, certain former stockholders of Old Hippo, and Reinvent Capital Fund LP.	8-K	8/5/2021	10.5
10.6*	Hippo Holdings Inc. 2021 Employee Stock Purchase Plan.	8-K	8/5/2021	10.6
10.7*	Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.7
10.8*	Form of Restricted Stock Unit Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.8
10.9*	Form of Option Agreement under Hippo Holdings Inc. 2021 Incentive Award Plan.	8-K	8/5/2021	10.9
10.10	Form of Subscription Agreement.	S-4	7/8/2021	10.21
10.11*	Offer Letter Agreement, dated as of February 5, 2019, by and between Hippo Analytics Inc. and Stewart Ellis.	S-4	7/8/2021	10.22
10.12*	Employment Agreement, dated as of January 26, 2017, by and between Hippo Analytics Inc. and Rick McCathron.	S-4	7/8/2021	10.26
10.13*	Hippo Holdings Inc. Non-Employee Director Compensation Program.	10-Q	8/6/2025	10.1
10.14	Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of January 30, 2019.	8-K	8/5/2021	10.18
10.15	First Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of May 9, 2019.	8-K	8/5/2021	10.19
10.16	Second Amendment to Lease Agreement by and between 601 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.20
10.17	Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of June 14, 2019.	8-K	8/5/2021	10.21
10.18	Amendment to Lease Agreement by and between Tallwood Forest, LLC and Hippo Analytics Inc., dated as of November 24, 2020.	8-K	8/5/2021	10.22

10.19	Second Amendment to Lease by and between Tallwood Forest, LLC and Hippo Analytics Inc. dated April 11, 2025.	10-Q	5/7/2025	10.1
10.20	Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of July 2, 2020.	8-K	8/5/2021	10.23
10.21	First Amendment to Office Lease by and between Elevate Sabine, LLC and Hippo Analytics Inc., dated as of October 29, 2020.	8-K	8/5/2021	10.24
10.22	Lease Agreement by and between 522 Congress, LP and Hippo Analytics Inc., dated as of December 15, 2017.	8-K	8/5/2021	10.25
10.23	First Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of June 26, 2019.	8-K	8/5/2021	10.26
10.24	Second Amendment to Lease Agreement by and between 522 Congress LP and Hippo Analytics Inc., dated as of July 7, 2021.	8-K	8/5/2021	10.27
10.25	Purchase and Sale Agreement, dated February 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.1
10.26	First Amendment to Purchase and Sale Agreement, dated March 24, 2022, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP	10-Q	5/16/2022	10.2
10.27	Second Amendment to Purchase and Sale Agreement, dated February 6, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.	10-K	3/2/2023	10.30
10.28	Third Amendment to Purchase and Sale Agreement, dated March 8, 2023, by and between Spinnaker Insurance Company and Elevate Sabine Investors LP.	10-K	3/2/2023	10.31
19.1	Hippo Employee Services Inc. Insider Trading Compliance Policy.	10-K	3/6/2025	19.1
21.1	List of Subsidiaries.				X
23.1	Consent of Deloitte & Touche LLP.				X
24.1	Power of Attorney (see the signature page of this Form 10 K).				X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*				X
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *				X
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *				X
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

97.1	Hippo Holdings Inc. Policy for Recovery of Erroneously Awarded Compensation.	10-K	3/6/2024	97.1
101.INS	XBRL Instance Document*				X
101.SCH	XBRL Taxonomy Extension Schema Document*				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*				X
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101)				X
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

Schedule II
Hippo Holdings Inc.
Condensed Financial Information of Registrant
Balance Sheet - Parent Company Only

	December 31,
	2025	2024
	(in millions)
Assets
Short-term investments	$—	$17.5
Cash and cash equivalents	—	15.3
Intercompany receivables	0.2	32.0
Other assets	2.4	3.7
Investments in subsidiaries	436.3	306.6
Total assets	438.9	375.1
Liabilities and stockholders’ equity
Liabilities:
Intercompany payable	$—	$—
Accrued expenses and other liabilities	2.8	13.0
Total liabilities	2.8	13.0
Stockholders’ equity	436.1	362.1
Total liabilities and stockholders’ equity	438.9	375.1

See accompanying notes to the parent company financial statements

Schedule II
Hippo Holdings Inc.
Condensed Financial Information of Registrant
Statements of Operations and Comprehensive Income (Loss) - Parent Company Only

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Revenue:
Net investment income	$1.3	$2.8	$8.6
Intercompany revenue	0.2	0.5	0.5
Total revenue	1.5	3.3	9.1
Expenses:
Losses and loss adjustment expenses	1.2	1.1	1.2
Insurance related expenses	4.9	4.8	5.6
Technology and development expenses	6.0	6.9	11.1
Sales and marketing expenses	4.0	6.8	11.7
General and administrative expenses	21.1	33.0	40.3
Other (income) expense, net	(0.4)	(0.2)	0.1
Total expenses	36.8	52.4	70.0
Loss before income tax expense	(35.3)	(49.1)	(60.9)
Income tax benefit	(2.2)	(1.8)	(0.6)
Net loss before equity in loss of subsidiaries	(33.1)	(47.3)	(60.3)
Earnings (loss) of subsidiaries	90.8	6.8	(212.8)
Net income (loss)	57.7	(40.5)	(273.1)
Other comprehensive income (loss):
Change in net unrealized gain on investments, net of tax	4.5	0.2	4.1
Comprehensive income (loss)	$62.2	$(40.3)	$(269.0)

See accompanying notes to the parent company financial statements

Schedule II
Condensed Financial Information of Registrant
Statements of Cash Flow - Parent Company Only

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net cash used in operating activities	$(5.1)	$(8.9)	$(46.0)
Cash flows from investing activities:
Change in short-term investments	17.7	39.3	203.6
Capital contributions to subsidiaries	(37.7)	(43.5)	(187.2)
Net cash (used in) provided by investing activities	(20.0)	(4.2)	16.4
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	(9.4)	(9.9)	(4.7)
Proceeds from issuance of common stock	3.7	6.7	2.8
Loan repayments from subsidiaries	30.0	20.0	—
Share repurchases under program	(14.5)	(15.6)	(1.8)
Net cash provided by (used in) financing activities	9.8	1.2	(3.7)

Net decrease in cash, cash equivalents, and restricted cash	(15.3)	(11.9)	(33.3)
Cash, cash equivalents, and restricted cash at the beginning of the period	15.3	27.2	60.5
Cash, cash equivalents, and restricted cash at the end of the period	$—	$15.3	$27.2

See accompanying notes to the parent company financial statements

Schedule II
Notes to the Condensed Financial Statements (Parent Company)
1. Business
In August 2021, Hippo Enterprises Inc., a Delaware corporation (“Old Hippo”) completed a business combination resulting in Old Hippo becoming a wholly owned subsidiary of, Reinvent Technology Partners Z, a Cayman Islands exempted company and special purpose acquisition company which at that time changed its name to Hippo Holdings Inc.
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
3. Cash Management Arrangement
Hippo Holdings Inc (the “Parent”) participates in a centralized cash management program administered by its wholly owned subsidiary, Hippo Analytics Inc. The Parent maintains a zero-balance operating cash account and funds operating activities through transfers from the centralized, interest bearing, sweep account maintained by Hippo Analytics Inc. Excess funds are transferred to the centralized sweep account to optimize investment returns. During the year ended December 31, 2025, all short-term investment and cash equivalent balances that matured or liquidated were transferred to the centralized sweep account. Accordingly, the Parent had no cash balance at December 31, 2025. At December 31, 2025, the centralized sweep account maintained by Hippo Analytics Inc. had a balance of approximately $98 million related to the Parent and its subsidiaries, which is included in Cash and cash equivalents in the consolidated financial statements.

Schedule V
Hippo Holdings Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024, and 2023

	Valuation Allowance for Deferred Tax Assets	Allowance for Uncollectible Reinsurance Recoverable	Allowance for Uncollectible Premiums Receivable
	(in millions)
Balance at January 1, 2023	$161.5	$—	$0.3
Charged to costs and expenses	64.2	—	0.2
Decrease to other comprehensive income	0.3	—	—
Amount written off	—	—	—
Balance at December 31, 2023	226.0	—	0.5
Charged to costs and expenses	6.6	—	0.5
Decrease to other comprehensive income	—	—	—
Amount written off	—	—	(0.4)
Balance at December 31, 2024	232.6	—	0.6
Recorded to costs and expenses	(14.5)	—	—
Increase to other comprehensive income	(2.6)	—	—
Amount written off	—	—	(0.4)
Balance at December 31, 2025	$215.5	$—	$0.2

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.
(Registrant)

Date: March 5, 2026	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial & Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Guy Zeltser, his true and lawful attorneys-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Sandra Wijnberg	/s/ Richard McCathron
Sandra Wijnberg	Richard McCathron
Chair, Director	President, Chief Executive Officer, & Director
March 5, 2026	(Principal Executive Officer)
March 5, 2026

/s/ Guy Zeltser	/s/ Mark Schaaf
Guy Zeltser	Mark Schaaf
Chief Financial Officer	Director
(Principal Financial & Accounting Officer)	March 5, 2026
March 5, 2026

/s/ Eric Feder	/s/ Lori Dickerson Fouché
Eric Feder	Lori Dickerson Fouché
Director	Director
March 5, 2026	March 5, 2026

/s/ Hugh R. Frater	/s/ John Nichols
Hugh R. Frater	John Nichols
Director	Director
March 5, 2026	March 5, 2026

/s/ Sam Landman	/s/ Laura Hay
Sam Landman	Laura Hay
Director	Director
March 5, 2026	March 5, 2026

/s/ Susan Holliday
Susan Holliday
Director
March 5, 2026