Form 10-Q
period 2026-03-31
Hippo Holdings Inc.
filed 2026-04-30
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.
Commission File Number: 001-39711

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

The registrant had 26,035,917 shares of common stock outstanding as of April 27, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements regarding the financial position, business strategy, and the plans and objectives of management for Hippo Holdings Inc. (together with its subsidiaries, “Hippo,” the “Company,” “we,” “us” and “our”) for future operations. These statements constitute projections, forecasts, and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts.
Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “seem,” “should,” “strive,” “will,” “would,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking.
Forward-looking statements in this Quarterly Report on Form 10-Q include, for example, statements about:
•our future results of operations and financial condition, including estimates and forecasts of financial and operating results and performance metrics, and our ability to attain and maintain profitability;
•our business strategy, including our cost reduction efforts, our diversified distribution strategy, and our plans to expand into new markets and new products;
•our ability to grow our business and, if such growth occurs, to effectively manage such growth, including the growth and development of our builder network and other distribution channels;
•customer satisfaction and our ability to attract, retain, and expand our customer base;
•our ability to maintain and enhance our brand and reputation, including the quality of our products and services;
•our expectations about our book of business, including our ability to cross-sell and to attain greater value from each customer;
•the effects of seasonal and cyclical trends on our results of operations;
•our ability to compete effectively in the segments of the insurance industry in which we operate;
•our ability to underwrite risks accurately and charge competitive yet profitable rates to our customers, and the sufficiency of the analytical models we use to assess and predict exposure to catastrophe losses;
•our ability to maintain reinsurance contracts and our near- and long-term strategies and expectations with respect to the availability, adequacy, coverage, limits, pricing, and cession of insurance risk;
•our ability to utilize, develop, and protect our proprietary technology, digital platform, and intellectual property;
•our ability to leverage our data, technology, and geographic diversity to help manage risk;
•our ability to expand our product offerings or improve existing ones;
•our ability to attract and retain personnel, including our officers and key employees;
•potential harm caused by outages or interruptions in, or delays to, services provided by our third-party providers, including our data vendors;
•potential harm caused by misappropriation of our data and compromises in cybersecurity, and our ability to receive, process, store, use, and share data in compliance with laws and regulations related to data privacy and data security;
•potential harm caused by changes in internet search engines’ methodologies;
•our denial of claims or our failure to accurately and timely pay claims;

•the effects of severe weather events and other natural or man-made catastrophes, including the effects of climate change, global pandemics, and terrorism;
•any overall decline in economic activity;
•regulators’ identification of errors in the policy forms we use, the rates we charge, and our customer communications, including cancellations, non-renewals, and reinstatements, through market conduct exams, complaints, or other inquiries;
•our ability to navigate extensive insurance industry regulations and the scrutiny of state insurance regulators, and the effects of existing or new legal or regulatory requirements on our business, including with respect to maintenance of risk-based capital and financial strength ratings, the insurance industry generally, and data privacy and cybersecurity, in the United States and internationally;
•our expected use of cash on our balance sheet, our future capital needs, and our ability to raise additional capital;
•fluctuations in our results of operations and operating metrics; and
•our public securities’ liquidity and trading.
These statements are based on the current expectations of Hippo’s management and are not predictions of actual performance. You should not rely upon forward-looking statements as predictions of future events. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions, and many actual events and circumstances are beyond the control of Hippo. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, events, and circumstances reflected in the forward-looking statements will be achieved or occur at all.
These forward-looking statements are subject to a number of risks, uncertainties, and other factors, including those described above and other risks set forth in the sections entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, and in other documents that may be filed by the Company from time to time with the Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from the results implied by these forward-looking statements. There may be additional risks that Hippo does not presently know or that Hippo currently believes are immaterial that could also cause actual results, events, or circumstances to differ materially from those described in the forward-looking statements.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and reflect Hippo’s expectations, plans, forecasts, and views of future events as of that date. Accordingly, forward-looking statements should not be relied upon as representing Hippo’s views as of any subsequent date, and Hippo does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. While Hippo may elect to update these forward-looking statements at some point in the future, Hippo specifically disclaims any obligation to do so. Accordingly, undue reliance should not be placed upon the forward-looking statements

GENERAL
Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Hippo” or the “Company” refer to Hippo Holdings Inc. and its consolidated subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at investors.hippo.com as soon as reasonably practicable after filing such material with the SEC.
We may announce material business and financial information to our investors using our investor relations website at investors.hippo.com. We therefore encourage investors and others interested in Hippo to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Quarterly Report.

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $299.3 million and $291.7 million, respectively)	$298.7	$293.4
Short-term investments, at fair value (amortized cost: $125.3 million and $152.5 million, respectively)	125.2	152.5
Total investments	423.9	445.9
Cash and cash equivalents	275.4	218.3
Restricted cash	29.4	31.8
Accounts receivable, net of allowance of $0.3 million and $0.2 million, respectively	282.1	250.1
Reinsurance recoverable on paid and unpaid losses and LAE	398.1	346.6
Prepaid reinsurance premiums	386.7	353.7
Ceding commissions receivable	132.8	98.7
Capitalized internal use software	42.3	43.0
Intangible assets	13.6	13.8
Other assets	77.6	103.6
Total assets	$2,061.9	$1,905.5
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$482.6	$420.4
Unearned premiums	615.3	579.7
Reinsurance premiums payable	356.3	304.4
Provision for commission	39.3	36.3
Surplus note	47.9	47.9
Accrued expenses and other liabilities	71.8	80.7
Total liabilities	1,613.2	1,469.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 26,035,917 and 25,699,704 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,659.4	1,651.5
Accumulated other comprehensive (loss) income	(0.6)	1.8
Accumulated deficit	(1,210.1)	(1,217.2)
Total stockholders’ equity	448.7	436.1
Total liabilities and stockholders’ equity	$2,061.9	$1,905.5
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Net earned premium	$98.9	$87.3
Commission income, net	12.7	14.4
Service and fee income	3.2	2.8
Net investment income	6.7	5.8
Total revenue	121.5	110.3
Expenses:
Losses and loss adjustment expenses	47.5	92.4
Insurance related expenses	34.9	30.2
Technology and development expenses	9.4	8.1
Sales and marketing expenses	6.3	8.9
General and administrative expenses	16.2	16.5
Interest and other (income) expense, net	—	(0.2)
Total expenses	114.3	155.9
Income (loss) before income taxes	7.2	(45.6)
Income tax expense (benefit)	0.1	(0.2)
Net income (loss)	7.1	(45.4)
Net income attributable to noncontrolling interests, net of tax	—	2.3
Net income (loss) attributable to Hippo	$7.1	$(47.7)
Other comprehensive income (loss):
Change in net unrealized (loss) gain on investments, net of tax	(2.4)	2.1
Comprehensive income (loss) attributable to Hippo	$4.7	$(45.6)

Per share data:
Net income (loss) per share attributable to Hippo
Basic	$0.27	$(1.91)
Diluted	$0.27	$(1.91)

Weighted average common shares outstanding
Basic	25,840,004	24,978,901
Diluted	26,354,271	24,978,901
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2026	25,699,704	$—	$1,651.5	$1.8	$(1,217.2)	$436.1	$—	$436.1
Net income	—	—	—	—	7.1	7.1	—	7.1
Other comprehensive income (loss)	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Issuance of common stock from stock plans and contingently issuable shares	336,213	—	1.0	—	—	1.0	—	1.0
Stock-based compensation expense	—	—	6.9	—	—	6.9	—	6.9
Balance at March 31, 2026	26,035,917	$—	$1,659.4	$(0.6)	$(1,210.1)	$448.7	$—	$448.7

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income (loss)	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$8.5	$(35.6)
Cash flows from investing activities:
Capitalized internal use software costs	(3.1)	(2.8)
Purchases of property and equipment	(0.1)	(0.1)
Purchases of fixed maturities	(29.4)	(15.7)
Maturities of fixed maturities	20.9	11.2
Sales of fixed maturities	1.1	—
Purchases of short-term investments	(65.3)	(50.4)
Maturities of short-term investments	91.4	46.8
Sales of short-term investments	2.0	—
Proceeds from deferred consideration	25.0	—
Net cash provided by (used in) investing activities	$42.5	$(11.0)
Cash flows from financing activities:
Taxes paid related to net share settlement of equity awards	—	(3.3)
Proceeds from issuance of common stock	1.0	1.0
Payments of contingent consideration	—	(0.2)
Distributions to noncontrolling interests	—	(2.5)
Other	2.7	(1.0)
Net cash provided by (used in) financing activities	$3.7	$(6.0)

Net increase (decrease) in cash, cash equivalents, and restricted cash	54.7	(52.6)
Cash, cash equivalents, and restricted cash at the beginning of the period	250.1	232.8
Cash, cash equivalents, and restricted cash at the end of the period	$304.8	$180.2

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Hippo Holdings Inc., referred to herein as “Hippo” or the “Company,” is an insurance holding company incorporated in Delaware. Hippo has subsidiaries that provide property and casualty insurance products to both individuals and business customers. The Company’s headquarters are located in San Jose, California. Hippo conducts insurance underwriting through its regulated carrier subsidiaries. Its operations include providing insurance capacity and related services for its owned managing general agent (“MGA”), as well as in partnership with third-party MGAs and services that support the placement and servicing of insurance policies.
Basis of Presentation and Consolidation
The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) on a basis consistent with reporting interim financial information in accordance with instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and include the Company’s consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain information and disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted accordingly.
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for the full year.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ significantly from those estimates.
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support collateral to insurers and fiduciary assets. Restricted cash includes fiduciary assets of $27.7 million and $28.7 million as of March 31, 2026 and December 31, 2025, respectively.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all ASUs.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient that entities may elect when estimating expected credit losses for current accounts receivable and current contract assets arising from ASC 606 transactions, allowing entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026 and elected the practical expedient. The adoption did not have a material impact on the unaudited interim condensed consolidated financial statements.
ASUs issued but not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements and notes to the consolidated financial statements.
In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date, clarifying the interim reporting date when an entity must adopt ASU No. 2024-03. According to ASU No. 2025-01, ASU No. 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of the ASU on the Company’s unaudited interim condensed consolidated financial statements and notes to the consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends guidance related to the accounting for internal-use software development costs. The amendments are intended to modernize the recognition and capitalization framework to reflect current software development practices, including iterative and agile methodologies, by removing references to “development stages.” It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s consolidated financial statements and notes to the consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is currently assessing the impact of the ASU on the Company’s unaudited interim condensed consolidated financial statements and notes to the consolidated financial statements.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s unaudited interim condensed consolidated financial statements and notes to the consolidated financial statements, but does not expect this standard to have a material impact on its financial statements.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$87.4	$—	$(0.4)	$87.0
States and other territories	7.4	—	(0.1)	7.3
Corporate securities	144.9	1.4	(0.4)	145.9
Residential mortgage-backed securities	37.0	0.1	(1.0)	36.1
Commercial mortgage-backed securities	4.1	—	(0.1)	4.0
Asset backed securities	18.5	—	(0.1)	18.4
Total fixed maturities available-for-sale	299.3	1.5	(2.1)	298.7
Short-term investments:
U.S. government and agencies	87.0	—	—	87.0
Corporate securities	38.3	—	(0.1)	38.2
Total short-term investments	125.3	—	(0.1)	125.2
Total	$424.6	$1.5	$(2.2)	$423.9

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$75.7	$0.1	$(0.1)	$75.7
States and other territories	8.2	0.1	(0.1)	8.2
Corporate securities	144.0	2.6	(0.2)	146.4
Residential mortgage-backed securities	38.2	0.4	(0.9)	37.7
Commercial mortgage-backed securities	5.2	—	(0.2)	5.0
Asset backed securities	20.4	—	—	20.4
Total fixed maturities available-for-sale	291.7	3.2	(1.5)	293.4
Short-term investments:
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	49.0	—	—	49.0
Total short-term investments	152.5	—	—	152.5
Total	$444.2	$3.2	$(1.5)	$445.9
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of March 31, 2026, and December 31, 2025:

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$63.8	$(0.4)	$2.2	$—	$66.0	$(0.4)
States and other territories	0.8	—	1.9	(0.1)	2.7	(0.1)
Corporate securities	62.3	(0.3)	6.9	(0.1)	69.2	(0.4)
Residential mortgage-backed securities	11.1	(0.1)	8.2	(0.9)	19.3	(1.0)
Commercial mortgage-backed securities	13.0	—	2.6	(0.1)	15.6	(0.1)
Asset backed securities	—	—	—	(0.1)	—	(0.1)
Short-term investments:
Corporate securities	34.0	(0.1)	—	—	34.0	(0.1)
Total	$185.0	$(0.9)	$21.8	$(1.3)	$206.8	$(2.2)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$17.1	$—	$3.2	$(0.1)	$20.3	$(0.1)
States and other territories	0.9	—	2.6	(0.1)	3.5	(0.1)
Corporate securities	7.5	—	8.6	(0.2)	16.1	(0.2)
Residential mortgage-backed securities	7.2	—	8.6	(0.9)	15.8	(0.9)
Commercial mortgage-backed securities	0.8	—	2.9	(0.2)	3.7	(0.2)
Asset backed securities	13.0	—	0.2	—	13.2	—
Short-term investments:
Corporate securities	6.2	—	—	—	6.2	—
Total	$52.7	$—	$26.1	$(1.5)	$78.8	$(1.5)
The Company has determined that unrealized losses as of March 31, 2026 and December 31, 2025 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of March 31, 2026, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows:

	March 31, 2026
	Amortized Cost	Fair Value
	(in millions)
Due to mature:
One year or less	$60.8	$60.7
After one year through five years	140.4	140.3
After five years through ten years	38.1	38.8
After ten years	0.4	0.4
Residential mortgage-backed securities	37.0	36.1
Commercial mortgage-backed securities	4.1	4.0
Asset backed securities	18.5	18.4
Total fixed maturities available-for-sale	$299.3	$298.7
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company’s net investment income is comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Investment income	6.8	6.0
Investment expenses	(0.1)	(0.2)
Net investment income	$6.7	$5.8
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the unaudited interim condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $13.4 million and $13.3 million as of March 31, 2026 and December 31, 2025, respectively.
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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

•Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$304.8	$—	$—	$304.8
Fixed maturities available-for-sale:
U.S. government and agencies	87.0	—	—	87.0
States and other territories	—	7.3	—	7.3
Corporate securities	—	145.9	—	145.9
Residential mortgage-backed securities	—	36.1	—	36.1
Commercial mortgage-backed securities	—	4.0	—	4.0
Asset backed securities	—	18.4	—	18.4
Total fixed maturities available-for-sale	87.0	211.7	—	298.7
Short-term investments
U.S. government and agencies	87.0	—	—	87.0
Corporate securities	—	38.2	—	38.2
Total short-term investments	87.0	38.2	—	125.2
Total financial assets	$478.8	$249.9	$—	$728.7

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$250.1	$—	$—	$250.1
Fixed maturities available-for-sale:
U.S. government and agencies	75.7	—	—	75.7
States and other territories	—	8.2	—	8.2
Corporate securities	—	146.4	—	146.4
Residential mortgage-backed securities	—	37.7	—	37.7
Commercial mortgage-backed securities	—	5.0	—	5.0
Asset backed securities	—	20.4	—	20.4
Total fixed maturities available-for-sale	75.7	217.7	—	293.4
Short-term investments
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	—	49.0	—	49.0
Total short-term investments	103.5	49.0	—	152.5
Total financial assets	$429.3	$266.7	$—	$696.0

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the three months ended March 31, 2026.
Non-Recurring Fair Value Measurements
The Company has a 19.2% ownership stake in First Connect Insurance Services (“First Connect”), a non-public company. The Company estimates the fair value on a non-recurring basis using the fair value of First Connect’s common stock, as applicable. Because of the nature of the unobservable inputs, the Company classifies this retained interest as Level 3 in the fair value hierarchy. The fair value of the Company’s investment was $4.5 million as of March 31, 2026 and December 31, 2025, included in Other Assets on the unaudited interim condensed consolidated balance sheets.
4. Intangible Assets

		March 31, 2026			December 31, 2025
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Agency and carrier relationships	2.4	$3.4	$(2.3)	$1.1	$3.4	$(2.2)	$1.2
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.7	3.0	(1.0)	2.0	3.0	(0.9)	2.1
Other	—	—	—	—	0.4	(0.4)	—
Total intangible assets, net		$16.9	$(3.3)	$13.6	$17.3	$(3.5)	$13.8
Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $0.2 million and $0.9 million, respectively. The amortization expense is primarily included in sales and marketing expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).
5. Capitalized Internal Use Software
Amortization expense related to capitalized internal use software for the three months ended March 31, 2026 and 2025 was $4.3 million and $4.3 million, respectively. The amortization expense is included in insurance related expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

6. Other Assets

	March 31, 2026	December 31, 2025
	(in millions)
Property and equipment	$31.4	$31.6
Deferred policy acquisition costs	28.0	28.6
Deferred consideration	—	25.0
Prepaid expenses	6.6	5.7
Claims receivable	0.9	0.9
Lease right-of-use assets	1.3	1.6
Other	9.4	10.2
Total other assets	$77.6	$103.6
Policy acquisition costs deferred, net for the three months ended March 31, 2026 and 2025 were $11.3 million and $27.5 million, respectively. The Company amortized deferred policy acquisition costs of $11.9 million and $17.4 million for the three months ended March 31, 2026 and 2025, respectively.
7. Accrued Expenses and Other Liabilities

	March 31, 2026	December 31, 2025
	(in millions)
Claim payments outstanding	$12.8	$14.9
Advances from customers	12.0	10.9
Premium refund liability	11.9	11.8
Employee related accruals	8.1	9.0
Lease liability	3.6	4.5
Fiduciary liability	2.7	1.1
Other	20.7	28.5
Total accrued expenses and other liabilities	$71.8	$80.7
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years. Interest on the outstanding principal is payable on September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company paid $2.4 million in interest for the three months ended March 31, 2026.

	March 31, 2026	December 31, 2025
	(in millions)
Surplus note	$50.0	$50.0
Less: unamortized debt issuance costs	(2.1)	(2.1)
Total surplus note, net	$47.9	$47.9
The Company’s surplus note is recorded at its carrying value. The estimated fair value of the surplus note as of March 31, 2026 approximates its carrying value. The fair value measurement is classified as Level 2 within the fair value hierarchy based on observable market inputs.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

9. Losses and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses (“LAE”), net of reinsurance is summarized as follows:

	For the three months ended March 31,
	2026	2025
	(in millions)
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$420.4	$350.0
Less: Reinsurance recoverables on unpaid losses and LAE	(289.0)	(229.9)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	131.4	120.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	50.0	95.4
Prior years	(2.5)	(3.0)
Total incurred	47.5	92.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	11.7	50.3
Prior years	24.1	26.8
Total paid	35.8	77.1

Reserve for losses and LAE, net of reinsurance recoverables at end of period	143.1	135.4
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	339.5	265.4
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$482.6	$400.8
The gross losses and LAE reserve is included in losses and loss adjustment expenses and the reinsurance recoverables are included in Reinsurance recoverable on paid and unpaid losses and LAE on the unaudited interim condensed consolidated balance sheets.
Prior year loss development occurs when actual losses incurred vary from the Company’s previously estimated losses, which are established through the Company’s losses and LAE reserve estimate processes.
Net incurred losses and LAE experienced favorable prior years development of $2.5 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively. The prior period development for the three months ended March 31, 2026 of $2.5 million was driven primarily by favorable net loss development relating to the 2025 and prior accident years, resulting in a net release of $1.5 million from attritional reserves and $1.0 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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
The Company’s reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. The Company works with reinsurers rated “A-” (Excellent) or better by A.M. Best, or requires appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
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
For business written by the Company’s MGA, the Company has strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting the Company’s confidence in the portfolio’s underwriting performance. The Company’s MGA is primarily covered by standalone catastrophe XOL protection.
Additionally, the Company utilizes collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils for business written through the Company’s MGA.
The following tables reflect amounts affecting the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the three months ended March 31, 2026, and 2025.

	For the Three Months Ended March 31,
	2026			2025
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
	(in millions)
Direct	$331.2	$296.3	$147.1	$209.9	$221.2	$211.0
Assumed	1.2	1.0	0.1	1.0	1.6	0.8
Gross	332.4	297.3	147.2	210.9	222.8	211.8
Ceded	(231.0)	(198.4)	(99.7)	(110.6)	(135.5)	(119.4)
Net	$101.4	$98.9	$47.5	$100.3	$87.3	$92.4
As of March 31, 2026 and December 31, 2025, a provision for sliding scale commissions of $39.0 million and $36.0 million, respectively, is included in provision for commission on the unaudited interim condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, a receivable for sliding scale commissions of $36.2 million and $37.6 million, respectively, is included in ceding commissions receivable on the unaudited interim condensed consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, a provision for loss participation features of $17.7 million and $17.4 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the unaudited interim condensed consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	% of GWP	Amount	% of GWP
	(in millions, except percentages)
State
California	$66.0	19.9%	$46.0	21.8%
New York	44.2	13.3%	12.2	5.8%
Florida	42.9	12.9%	32.0	15.2%
Texas	36.2	10.9%	26.0	12.3%
Illinois	12.9	3.8%	6.0	2.8%
Georgia	9.7	2.9%	5.6	2.7%
Ohio	7.2	2.2%	4.6	2.2%
Colorado	7.0	2.1%	4.5	2.1%
New Jersey	6.6	2.0%	4.2	2.0%
Arizona	6.5	2.0%	4.3	2.0%
Other	93.2	28.0%	65.5	31.1%
Total	$332.4	100.0%	$210.9	100%
12. Commitments and Contingencies
Purchase Commitments
As of March 31, 2026, the Company has total minimum purchase commitments, which must be made during the next three years, of $4.4 million.
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings in the ordinary course of business, including claims from policyholders. The Company does not believe it is a party to any pending litigation or proceedings that are likely to have a material adverse effect on its business, financial condition, or results of operations.
13. Stockholders’ Equity
Common Stock
The Company’s common stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “HIPO”. Pursuant to its Certificate of Incorporation, the Company is authorized to issue 80 million shares of common stock, with a par value of $0.0001 per share. Each share of common stock is entitled to one vote. The

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining	Aggregate Intrinsic Value (in Millions)
	Number of Shares	Weighted Average Exercise Price	Contract Term (in Years)

Outstanding as of December 31, 2025	614,849	$15.44	5.0	$9.0
Granted	—	—
Exercised	(64,421)	14.61		0.7
Cancelled/Expired	(5)	15.88		—
Outstanding as of March 31, 2026	550,423	15.54	5.2	$5.8
Vested and exercisable as of March 31, 2026	543,918	$15.53	5.2	$5.8
The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $0.7 million and $1.1 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.
Total unrecognized compensation cost of $0.1 million as of March 31, 2026 is expected to be recognized over a weighted-average period of 0.1 years.
Restricted Stock Units and Performance Stock Units
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
During the three months ended March 31, 2026, the Company granted PRSUs to certain executives of the Company. All PRSUs granted are subject to vesting pursuant to internal financial measures. The actual number of units that ultimately vest will range from 0% to 100% of the granted amount, based on the level of achievement of the performance goals and continued employment with the Company. Total compensation expense expected to be recognized is $3.1 million.
During the three months ended March 31, 2026, the Company also granted PRSUs to certain executives of the Company where vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $22.30 and $21.58 per unit, depending on the grant date. Total compensation expense expected to be recognized over the three-year period is $2.4 million.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

During the three months ended March 31, 2025, the Company granted PRSUs to its CEO. Vesting is based on the Company’s total shareholder return relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense expected to be recognized over the three-year period is $1.0 million.
Stock-based compensation expense for RSUs is recognized based on the straight-line basis over the employee requisite service period. Stock-based compensation expense for PRSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the RSU and PRSU activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	1,328,658	$27.62
Granted	1,020,365	27.67
Released	(271,478)	24.60
Canceled and forfeited	(11,700)	30.35
Unvested and outstanding as of March 31, 2026	2,065,845	$28.02
Total unrecognized compensation cost related to unvested RSUs and PRSUs is $45.8 million as of March 31, 2026, and it is expected to be recognized over a weighted-average period of 2.2 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the three months ended March 31, 2026 and 2025, no shares have been issued under the 2021 ESPP. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Losses and loss adjustment expenses	$0.2	$0.3
Insurance related expenses	0.8	1.2
Technology and development	1.4	1.6
Sales and marketing	0.7	1.0
General and administrative	3.4	3.6
Total stock-based compensation expense	$6.5	$7.7

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

Share Repurchases
As of March 31, 2026, $18.1 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2026, there were no unsettled share repurchases.
14. Income Taxes
The consolidated effective tax rate was 0.9% and 0.4% for the three months ended March 31, 2026 and 2025, respectively. The difference between the rate for the three months ended March 31, 2026 and 2025 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets.
As of March 31, 2026 and 2025, the Company has $5.3 million and $5.1 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the three months ended March 31, 2026 and 2025.
15. Net Income (Loss) Per Share Attributable to Common Stockholders
Net income (loss) per share attributable to common stockholders was computed as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to Hippo – basic and diluted (in millions)	$7.1	$(47.7)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	25,840,004	24,978,901
Diluted	26,354,271	24,978,901
Net income (loss) per share attributable to Hippo
Basic	$0.27	$(1.91)
Diluted	$0.27	$(1.91)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	March 31,
	2026	2025
Outstanding options	—	1,076,791
Common stock from outstanding warrants	360,000	360,000
Common stock subject to repurchase	—	—
RSU and PRSUs	11,732	2,243,551
Employee stock purchase plan	18,205	—
Total	389,937	3,680,342

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

16. Segments
Historically, the Company reported its financial results in the following three reportable segments: Services, Insurance-as-a-Service, and Hippo Home Insurance Program, which was reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviewed financial information for purposes of making operating decisions, assessing financial performance and allocating resources. Because of organizational changes and how the CODM views the business, beginning in the third quarter of 2025, the Company changed from three operating and reportable segments to one operating and reportable segment, the property and casualty insurance business. The property and casualty insurance business generates revenues primarily from net earned premiums, commission income, and net investment income.
The CODM is the Company’s Chief Executive Officer. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive income (loss) and there are no other segment expenses at a more disaggregated level used by the CODM. The CODM reviews the Company’s net income (loss) as reported under GAAP, which is the primary measure of segment profit and loss. The CODM reviews this measure to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The budgeted versus actual results analysis along with the competitive analysis are used to make resource allocation decisions. While the Company’s CODM also reviews the revenue streams attributable to individual lines of business, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis. The measure of segment assets is reported on the balance sheet as total consolidated assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of our operations addresses the consolidated financial condition as of March 31, 2026, compared with December 31, 2025, and consolidated results of operations for the three months ended March 31, 2026 and 2025. This should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the “Risk Factors” section, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report and may be updated from time to time in our other filings with the SEC.
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
Line of business disclosure
Line-of-business information represents supplemental premium-related information and is not presented as separate reportable segments. For comparability, certain line-of-business information is presented for all periods shown, including periods prior to the initial introduction of this presentation in our disclosures.
Gross written premium and net written premium by line of business are presented in the Key Operating and Financial Metrics section below. Net earned premium by line of business is presented in the Results of Operations section immediately below.
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
For business written by our MGA, we have strategically retained more risk in recent periods by scaling back proportional reinsurance, reflecting our confidence in the portfolio’s underwriting performance. Our MGA is primarily covered by standalone catastrophe XOL protection.
Additionally, we utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils for business written through our MGA.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table summarizes net income (loss) for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in millions, except percentages)
Revenue:
Net earned premium	$98.9	$87.3	$11.6	13%
Commission income, net	12.7	14.4	(1.7)	(12)%
Service and fee income	3.2	2.8	0.4	14%
Net investment income	6.7	5.8	0.9	16%
Total revenue	121.5	110.3	11.2	10%
Expenses:
Losses and loss adjustment expenses	47.5	92.4	(44.9)	(49)%
Insurance related expenses	34.9	30.2	4.7	16%
Technology and development	9.4	8.1	1.3	16%
Sales and marketing	6.3	8.9	(2.6)	(29)%
General and administrative	16.2	16.5	(0.3)	(2)%
Interest and other expense (income), net	—	(0.2)	0.2	NM
Total expenses	114.3	155.9	(41.6)	(27)%
Income (loss) before income taxes	7.2	(45.6)	52.8	116%
Income tax (benefit) expense	0.1	(0.2)	0.3	NM
Net income (loss)	7.1	(45.4)	52.5	116%
Net income attributable to noncontrolling interests, net of tax	—	2.3	(2.3)	NM
Net income (loss) attributable to Hippo	$7.1	$(47.7)	$54.8	115%
(1) Note: “NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.

Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$62.7	$61.6	$1.1	2%
Renters	17.0	16.6	0.4	2%
Commercial Multi-Peril	15.9	6.6	9.3	141%
Casualty	3.2	0.5	2.7	540%
Other	0.1	2.0	(1.9)	(95)%
Total	$98.9	$87.3	$11.6	13%
For the three months ended March 31, 2026, net earned premium was $98.9 million, an increase of $11.6 million, or 13% compared to $87.3 million for the three months ended March 31, 2025. The increase was due primarily to the earnings of increased gross written premiums volume across our Commercial Multi-Peril and Casualty lines.
Commission Income, Net
For the three months ended March 31, 2026, commission income was $12.7 million, a decrease of $1.7 million, or 12%, compared to $14.4 million for the three months ended March 31, 2025. The decrease was due primarily to a decrease in agency commissions of $5.4 million due to the sale of our homebuilder distribution network in the third quarter of 2025, partially offset by an increase in fronting fee revenue of $4.2 million earned from third-party MGA program partners, driven by growth across our Commercial Multi-Peril and Casualty lines.
Service and Fee Income
For the three months ended March 31, 2026, service and fee income was $3.2 million, an increase of $0.4 million, or 14%, compared to $2.8 million for the three months ended March 31, 2025.
Net Investment Income
For the three months ended March 31, 2026, net investment income was $6.7 million, an increase of $0.9 million, or 16%, compared to $5.8 million for the three months ended March 31, 2025. The increase was due primarily to higher average balance in cash and investments during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, residential and commercial mortgage-backed securities, and other governmental related securities.

Losses and Loss Adjustment Expenses
For the three months ended March 31, 2026, losses and loss adjustment expenses were $47.5 million, a decrease of $44.9 million, or 49%, compared to $92.4 million for the three months ended March 31, 2025 due primarily to losses from a series of destructive wildfires affecting Los Angeles, California (the “LA Wildfires”) in the first quarter of 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Catastrophe losses	$4.3	$53.4
Non-catastrophe losses	43.2	39.0
Total losses and loss adjustment expenses	$47.5	$92.4

Catastrophe loss ratio	4%	61%
Non-catastrophe loss ratio	44%	45%
Net loss ratio	48%	106%
Catastrophe loss ratio decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due primarily to the absence of significant catastrophe events in the first quarter of 2026 compared to losses from the LA Wildfires in the first quarter of 2025. Catastrophe losses of $4.3 million for the three months ended March 31, 2026 were primarily related to convective storm activity.
Included in our catastrophe loss ratio for the three months ended March 31, 2026 is a benefit of 1 percentage point related to prior year favorable developments, whereas for the three months ended March 31, 2025, there was no benefit related to prior year developments.
Non-catastrophe loss ratio decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due primarily to higher retention in lines with lower attritional loss ratios as well as the benefits of underwriting pricing actions taken during the period. Non-catastrophe losses increased by $4.2 million, reflecting higher net earned premium.
Included in our non-catastrophe loss ratio for the three months ended March 31, 2026, is a benefit of 2 percentage points related to prior year developments, whereas for the three months ended March 31, 2025, there was a benefit of 4 percentage points related to prior year favorable developments.
Insurance Related Expenses
For the three months ended March 31, 2026, insurance related expenses were $34.9 million, an increase of $4.7 million, or 16%, compared to $30.2 million for the three months ended March 31, 2025. The increase was due primarily to an increase in net acquisition expenses of $4.8 million due to increased premium.
Technology and Development Expenses
For the three months ended March 31, 2026, technology and development expenses were $9.4 million, an increase of $1.3 million, or 16%, compared to $8.1 million for the three months ended March 31, 2025. The increase was due primarily to higher employee-related costs of $1.2 million due to increase in headcount.
Sales and Marketing Expenses
For the three months ended March 31, 2026, sales and marketing expenses were $6.3 million, a decrease of $2.6 million, or 29%, compared to $8.9 million for the three months ended March 31, 2025. The decrease was due primarily to a decrease in employee-related costs of $2.0 million, including a decrease in stock-based compensation of $0.3 million, due to a decrease in headcount due to the sale of our homebuilder distribution network. The decrease was also due to the elimination of $0.6 million in amortization of intangible assets acquired in connection with our homebuilder distribution network, which was sold in the third quarter of 2025.

General and Administrative Expenses
For the three months ended March 31, 2026, general and administrative expenses were $16.2 million, a decrease of $0.3 million, or 2%, compared to $16.5 million for the three months ended March 31, 2025. The decrease was due primarily to a decrease in employee-related expenses of $0.3 million.
Interest and other expense (income), net
For the three months ended March 31, 2026, there was no interest and other expense, net compared to interest and other income, net of $0.2 million for the three months ended March 31, 2025. The current period reflects $1.1 million of earnout consideration received in connection with a prior divestiture of First Connect Insurance Services (“First Connect”) in the fourth quarter of 2024, offset by $1.1 million of interest expense on our surplus note issued in June 2025.
Income Taxes
For the three months ended March 31, 2026 and 2025, income tax expense was $0.1 million and benefit of $0.2 million, respectively.
Net Income Attributable to Noncontrolling Interest, net of tax
For the three months ended March 31, 2026, there is no net income attributable to noncontrolling interest, compared to $2.3 million for the three months ended March 31, 2025. The decrease was due primarily to the elimination of the remaining noncontrolling interests related to the sale of our homebuilder distribution network.
Net Income (Loss) Attributable to Hippo
For the three months ended March 31, 2026, net income attributable to Hippo was $7.1 million, a change of $54.8 million compared to a net loss attributable to Hippo of $47.7 million for the three months ended March 31, 2025 due to the factors described above.
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

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Gross written premium	$332.4	$210.9
Ceded written premium	(231.0)	(110.6)
Net written premium	101.4	100.3
Total revenue	121.5	110.3
Net income (loss) attributable to Hippo	7.1	(47.7)
Adjusted net income (loss)(1)	17.2	(35.1)
Net income (loss) per share attributable to Hippo, basic	0.27	(1.91)
Net income (loss) per share attributable to Hippo, diluted	0.27	(1.91)
Diluted adjusted earnings (loss) per share(1)	0.65	(1.41)
Annualized adjusted return on equity(1)	15.6%	(41.0)%
Net loss ratio	48.0%	105.9%
Catastrophe loss ratio	4.3%	61.2%
Non-catastrophe loss ratio	43.7%	44.7%
Expense ratio	51.5%	53.3%
Combined ratio	99.5%	159.2%

	As of
	March 31, 2026	December 31, 2025
Book value per share	$17.23	$16.97
Tangible book value per share(1)	$15.09	$14.76
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

Ceded Written Premium
Ceded written premium (“CWP”) is the amount of gross written premium written or assumed by us and our affiliates as a carrier that we cede to reinsurers. We enter into reinsurance contracts to limit our exposure to losses, to provide additional capacity for growth, and to support our fronting business. Ceded written premium is treated as a reduction from gross written premium. The volume of our ceded written premium is impacted by the level of our gross written premium and decisions we make to increase or decrease retention levels, as well as the volume of our fronting business.
Net Written Premium
Net written premium (“NWP”) is calculated as the amount of gross written premium written less ceded written premium.
Management uses growth and mix metrics to assess growth trends, changes in business mix, retention, and the scale of underwriting activities.
The following table summarizes our gross written premiums by line of business:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$87.3	$87.1	$0.2	—%
Renters (1)	40.8	35.0	5.8	17%
Commercial Multi-Peril	95.8	50.7	45.1	89%
Casualty	100.6	34.3	66.3	193%
Other	7.9	3.8	4.1	108%
Total	$332.4	$210.9	$121.5	58%
For the three months ended March 31, 2026, gross written premium was $332.4 million, an increase of $121.5 million, or 58%, compared to $210.9 million for the three months ended March 31, 2025. The increase was primarily driven by growth in our Casualty and Commercial Multi-Peril lines of business. This growth was supported by increased volumes from existing programs and expansion into new program relationships.
The following table summarizes our net written premiums by line of business:

	Three Months Ended March 31,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$60.8	$52.7	$8.1	15%
Renters(1)	10.8	37.2	(26.4)	(71)%
Commercial Multi-Peril	17.6	12.5	5.1	41%
Casualty	12.9	1.1	11.8	1073%
Other	(0.7)	(3.2)	2.5	(78)%
Total	$101.4	$100.3	$1.1	1%
(1) Q1 2025 Renters net written premium exceeded gross written premium due to a one-time reduction in ceded unearned premium resulting from the restructuring of the Renters reinsurance program effective January 1, 2025.

For the three months ended March 31, 2026, net written premium was $101.4 million, an increase of $1.1 million, or 1%, compared to $100.3 million for the three months ended March 31, 2025. The increase was primarily driven by higher gross written premiums in our Casualty and Commercial Multi-Peril lines and higher retention levels in our Homeowners and Casualty lines. These were partially offset by a decrease in retention in our Renters line, where changes in net written premium relative to gross written premium were influenced by changes in retention levels.
Net retention, calculated as net written premium divided by gross written premium, was 31% and 48%, for the three months ended March 31, 2026 and 2025, respectively.
Underwriting performance metrics
Net Losses and Loss Adjustment Expense ratios
Catastrophe loss ratio, expressed as a percentage, is the ratio of catastrophe losses and LAE to the net earned premium.
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
Losses and loss adjustment expenses consisted of the following components during the respective periods:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Catastrophe losses	$4.3	$53.4
Non-catastrophe losses	43.2	39.0
Total losses and loss adjustment expenses	$47.5	$92.4

Net earned premium	98.9	87.3
Net loss ratio	48.0%	105.9%
Catastrophe loss ratio	4.3%	61.2%
Non-catastrophe loss ratio	43.7%	44.7%
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

Expense ratio is calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net earned premium	$98.9	$87.3

Net expenses:
Insurance related expenses	$34.9	$30.2
Technology and development expenses	9.4	8.1
Sales and marketing expenses	6.3	8.9
General and administrative expenses	16.2	16.5
Less: commission income, net and service and fee income	(15.9)	(17.2)
Total net expenses	$50.9	$46.5
Expense ratio	51.5%	53.3%
Combined Ratio
Combined ratio is defined as the sum of the net loss ratio and the expense ratio. Management uses the combined ratio as a comprehensive measure of underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. Management uses this metric to evaluate our operating performance.

	Three Months Ended March 31,
	2026	2025
Expense ratio	51.5%	53.3%
Net loss ratio	48.0%	105.9%
Combined ratio	99.5%	159.2%
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
We define Adjusted Net Income (Loss) as net income (loss) adjusted for, as applicable, (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) the impact of other non-cash fair market value adjustments, (iv) impairment and restructuring related expenses, (v) gain or loss on the sale of a business, and (vi) other one-off transactions, which primarily include the receipt of earnout consideration and certain legal fees and settlement costs that we consider to be unique in nature, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We exclude the impact of depreciation and amortization, stock-based compensation expense, and non-cash fair market value adjustments, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful information regarding performance and ongoing cash-generation potential. We exclude impairment and restructuring related expenses, gain or loss on sale of business, and other one-off transactions because such expenses are periodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis that we consider to be unique in nature.
Management uses this measure to evaluate our underlying business performance. Adjusted net income (loss) does not reflect the overall profitability of our business.

Shown below is the adjusted net income (loss) for the following periods and a reconciliation of this measure of performance to net income (loss) as presented in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income (loss) attributable to Hippo	$7.1	$(47.7)
Adjustments:
Depreciation and amortization	4.8	5.6
Stock-based compensation	6.5	7.7
Fair value adjustments	—	(0.5)
Other one-off transactions	(1.2)	(0.2)
Adjusted net income (loss)	$17.2	$(35.1)
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
Diluted adjusted earnings (loss) per share is calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions, except share and per share data)
Adjusted net income (loss)	$17.2	$(35.1)
Weighted average common shares outstanding, diluted(1)	26,354,271	24,978,901
Diluted adjusted earnings (loss) per share	$0.65	$(1.41)
(1)For additional information refer to Note 15, Net Income (Loss) Per Share Attributable to Common Stockholders, of the unaudited interim condensed consolidated financial statements.
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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Annualized adjusted net income (loss)	$68.8	$(140.4)
Average Hippo stockholders’ equity	442.4	342.5
Annualized adjusted return on equity	15.6%	(41.0)%
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

	As of
	March 31, 2026	December 31, 2025
	(in millions, except share and per share data)
Hippo stockholders’ equity	$448.7	$436.1
Less: Intangible assets	13.6	13.8
Less: Capitalized internal use software	42.3	43.0
Tangible stockholders’ equity	$392.8	$379.3
Shares outstanding	26,035,917	25,699,704
Tangible book value per share	$15.09	$14.76
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of March 31, 2026, we had $275.4 million of cash, $29.4 million of restricted cash, and $423.9 million of available-for-sale fixed income securities and short-term investments. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of March 31, 2026, is $55.5 million, and there were no outstanding amounts under this agreement.

The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million. The surplus note issuance provides additional statutory capital and further supports our operational and growth initiatives.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, common stock and a surplus note, as well as from asset dispositions and revenue. While we have achieved profitability in recent quarters, we cannot assure that we will continue to generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures. We expect the funds raised as discussed above to fund our cash needs. However, our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2026	2025	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$8.5	$(35.6)	$44.1
Investing activities	$42.5	$(11.0)	$53.5
Financing activities	$3.7	$(6.0)	$9.7
Operating Activities
Cash provided by operating activities was $8.5 million for the three months ended March 31, 2026, a change of $44.1 million, from cash used in operating activities of $35.6 million for the three months ended March 31, 2025. The increase was due primarily to an increase in net income of $52.5 million and favorable working capital movements in unearned premiums, reinsurance payable, and deferred acquisition costs, partially offset by growth-related increases in accounts receivable, ceding commissions receivable, and prepaid reinsurance premiums.
Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.
Investing Activities
Cash provided by investing activities was $42.5 million for the three months ended March 31, 2026, due primarily to the maturities of investment securities and the proceeds of deferred consideration, partially offset by purchases of investment securities.
Cash used in investing activities was $11.0 million for the three months ended March 31, 2025, due primarily to the purchases of investment securities, partially offset by the maturities of investment securities.
Financing Activities
Cash provided by financing activities was $3.7 million for the three months ended March 31, 2026, primarily driven by change in fiduciary liabilities and proceeds from common stock issuances.
Cash used in financing activities was $6.0 million for the three months ended March 31, 2025, primarily driven by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs, partially offset by proceeds from common stock issuances.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to purchase commitments, lease payments, our surplus note, and unpaid losses and loss adjustment expense. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2025, other than an increase in Unpaid Losses and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our unaudited interim condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our unaudited interim condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, losses and loss adjustment expense reserve, recoverability of our net deferred tax asset, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions.
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
The information set forth under Note 1 to the unaudited interim condensed consolidated financial statements under the caption “Description of Business and Summary of Significant Accounting Policies” is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer have concluded, based upon their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that any such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. The information set forth under Note 12, Commitments and Contingencies in the notes to the unaudited interim condensed consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
There were no purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended March 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Hippo Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 10, 2021)
3.2	Certificate of Amendment to the Certificate of Incorporation of Hippo Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 29, 2022)
3.3	Amended and Restated Bylaws of Hippo Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 10, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS*	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document*
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: April 30, 2026	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2026	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)