Form 10-Q
period 2026-06-30
Hippo Holdings Inc.
filed 2026-07-30
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had 26,389,381 shares of common stock outstanding as of July 24, 2026.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the U.S. Securities Act of 1933, as amended, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report other than statements of historical fact, including, without limitation, statements regarding the financial position, business strategy, and the plans and objectives of management for Hippo Holdings Inc. (together with its subsidiaries, “Hippo,” the “Company,” “we,” “us” and “our”) for future operations, statements regarding our strategic relationships, and statements regarding future expansion of our program are forward-looking statements. These statements are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts.
Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “seem,” “should,” “strive,” “will,” “would,” including the negative expressions of these words and similar expressions that predict or indicate future events or trends or that are not statements of historical matters, but the absence of these words does not mean that a statement is not forward-looking.
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
•our expectations regarding the effectiveness and adequacy of our reinsurance program, our ability to maintain reinsurance contracts and our near- and long-term strategies and expectations with respect to the availability, adequacy, coverage, limits, pricing, and cession of insurance risk;
•our ability to utilize, develop, and protect our proprietary technology, digital platform, and intellectual property;
•our development, deployment, and use of artificial intelligence and machine learning technologies, including the risk that competitors or other third parties may incorporate such technologies into their products more quickly or more successfully than we do;
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
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and reflect Hippo’s expectations, plans, forecasts, and views of future events as of that date. Accordingly, forward-looking statements should not be relied upon as representing Hippo’s views as of any subsequent date, and Hippo does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. While Hippo may elect to update these forward-looking statements at some point in the future, Hippo specifically disclaims any obligation to do so. Accordingly, undue reliance should not be placed upon the forward-looking statements.

GENERAL
Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Hippo” or the “Company” refer to Hippo Holdings Inc. and its consolidated subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $432.9 million and $291.7 million, respectively)	$431.0	$293.4
Short-term investments, at fair value (amortized cost: $67.0 million and $152.5 million, respectively)	67.0	152.5
Total investments	498.0	445.9
Cash and cash equivalents	244.5	218.3
Restricted cash	27.1	31.8
Accounts receivable, net of allowance of $0.3 million and $0.2 million, respectively	350.9	250.1
Reinsurance recoverable on paid and unpaid losses and LAE	450.1	346.6
Prepaid reinsurance premiums	448.0	353.7
Ceding commissions receivable	158.5	98.7
Capitalized internal use software	41.6	43.0
Intangible assets	13.4	13.8
Other assets	86.4	103.6
Total assets	$2,318.5	$1,905.5
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$548.9	$420.4
Unearned premiums	741.0	579.7
Reinsurance premiums payable	396.3	304.4
Provision for commission	38.6	36.3
Surplus note	47.9	47.9
Accrued expenses and other liabilities	80.2	80.7
Total liabilities	1,852.9	1,469.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 26,384,898 and 25,699,704 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,667.6	1,651.5
Accumulated other comprehensive (loss) income	(2.0)	1.8
Accumulated deficit	(1,200.0)	(1,217.2)
Total stockholders’ equity	465.6	436.1
Total liabilities and stockholders’ equity	$2,318.5	$1,905.5
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Net earned premium	$118.7	$94.0	$217.6	$181.3
Commission income, net	15.7	14.7	28.4	29.1
Service and fee income	3.7	2.9	6.9	5.7
Net investment income	6.6	5.7	13.3	11.5
Total revenue	144.7	117.3	266.2	227.6
Expenses:
Losses and loss adjustment expenses	59.8	44.5	107.3	136.9
Insurance related expenses	38.7	32.8	73.6	63.0
Technology and development expenses	10.1	8.1	19.5	16.2
Sales and marketing expenses	6.3	9.2	12.6	18.1
General and administrative expenses	18.2	17.4	34.4	33.9
Impairment and restructuring charges	—	1.2	—	1.2
Interest and other (income) expense, net	0.6	0.1	0.6	(0.1)
Total expenses	133.7	113.3	248.0	269.2
Income (loss) before income taxes	11.0	4.0	18.2	(41.6)
Income tax expense (benefit)	0.9	0.1	1.0	(0.1)
Net income (loss)	10.1	3.9	17.2	(41.5)
Net income attributable to noncontrolling interests, net of tax	—	2.6	—	4.9
Net income (loss) attributable to Hippo	$10.1	$1.3	$17.2	$(46.4)
Other comprehensive income (loss):
Change in net unrealized (loss) gain on investments, net of tax	(1.4)	0.7	(3.8)	2.8
Comprehensive income (loss) attributable to Hippo	$8.7	$2.0	$13.4	$(43.6)

Per share data:
Net income (loss) per share attributable to Hippo
Basic	$0.38	$0.05	$0.66	$(1.84)
Diluted	$0.38	$0.05	$0.65	$(1.84)

Weighted average common shares outstanding
Basic	26,203,128	25,343,457	26,022,569	25,168,442
Diluted	26,552,111	26,023,780	26,431,819	25,168,442
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2026	25,699,704	$—	$1,651.5	$1.8	$(1,217.2)	$436.1	$—	$436.1
Net income	—	—	—	—	7.1	7.1	—	7.1
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Issuance of common stock from stock plans and contingently issuable shares	336,213	—	1.0	—	—	1.0	—	1.0
Stock-based compensation expense	—	—	6.9	—	—	6.9	—	6.9
Balance at March 31, 2026	26,035,917	$—	1,659.4	(0.6)	(1,210.1)	448.7	—	448.7
Net income	—	—	—	—	10.1	10.1	—	10.1
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)	—	(1.4)
Issuance of common stock from stock plans and contingently issuable shares	348,981	—	1.1	—	—	1.1	—	1.1
Stock-based compensation expense	—	—	7.1	—	—	7.1	—	7.1
Balance at June 30, 2026	26,384,898	$—	$1,667.6	$(2.0)	$(1,200.0)	$465.6	$—	$465.6

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7
Net income	—	—	—	—	1.3	1.3	2.6	3.9
Other comprehensive income	—	—	—	0.7	—	0.7	—	0.7
Issuance of common stock from stock plans and contingently issuable shares	385,839	—	1.3	—	—	1.3	—	1.3
Shares withheld related to net share settlement	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.6	—	—	8.6	—	8.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.9)	(3.9)
Balance at June 30, 2025	25,543,053	$—	$1,653.7	$0.1	$(1,321.3)	$332.5	$1.6	$334.1

See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$51.6	$(10.9)
Cash flows from investing activities:
Capitalized internal use software costs	(6.3)	(6.3)
Purchases of property and equipment	(0.2)	—
Purchases of fixed maturities	(195.4)	(49.4)
Maturities of fixed maturities	32.2	20.4
Sales of fixed maturities	22.4	—
Purchases of short-term investments	(141.2)	(148.7)
Maturities of short-term investments	137.3	146.6
Sales of short-term investments	91.5	4.5
Proceeds from deferred consideration	25.0	—
Net cash used in investing activities	$(34.7)	$(32.9)
Cash flows from financing activities:
Proceeds from surplus note	—	47.9
Taxes paid related to net share settlement of equity awards	—	(5.4)
Proceeds from issuance of common stock	2.1	2.3
Distributions to noncontrolling interests	—	(6.4)
Other	2.5	(1.6)
Net cash provided by financing activities	$4.6	$36.8

Net increase (decrease) in cash, cash equivalents, and restricted cash	21.5	(7.0)
Cash, cash equivalents, and restricted cash at the beginning of the period	250.1	232.8
Cash, cash equivalents, and restricted cash at the end of the period	$271.6	$225.8

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
The unaudited interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for the full year. Certain percentages herein may not sum or recalculate due to rounding.
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
Significant items subject to such estimates and assumptions include, but are not limited to, losses and loss adjustment expense (“LAE”) reserves, provision for commission slide and cancellations, reinsurance recoverable on paid and unpaid losses and LAE, the fair values of investments, stock-based awards, acquired intangible assets, valuation allowance on deferred tax assets, uncertain tax positions, and revenue recognition. The Company evaluates these estimates on an ongoing basis. These estimates are informed by experience and other assumptions that the Company believes are reasonable under the circumstances.
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support collateral to insurers and fiduciary assets. Restricted cash includes fiduciary assets of $25.5 million and $28.7 million as of June 30, 2026 and December 31, 2025, respectively.

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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$89.5	$0.1	$(0.8)	$88.8
States and other territories	7.1	—	(0.1)	7.1
Corporate securities	249.8	1.1	(1.0)	249.8
Residential mortgage-backed securities	57.8	0.1	(1.1)	56.8
Commercial mortgage-backed securities	3.6	—	(0.2)	3.4
Asset backed securities	25.1	—	—	25.1
Total fixed maturities available-for-sale	432.9	1.3	(3.2)	431.0
Short-term investments:
U.S. government and agencies	54.9	—	—	54.9
Corporate securities	12.1	—	—	12.1
Total short-term investments	67.0	—	—	67.0
Total	$499.9	$1.3	$(3.2)	$498.0

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$75.7	$0.1	$(0.1)	$75.7
States and other territories	8.2	0.1	(0.1)	8.2
Corporate securities	144.0	2.6	(0.2)	146.4
Residential mortgage-backed securities	38.2	0.4	(0.9)	37.7
Commercial mortgage-backed securities	5.2	—	(0.2)	5.0
Asset backed securities	20.4	—	—	20.4
Total fixed maturities available-for-sale	291.7	3.2	(1.5)	293.4
Short-term investments:
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	49.0	—	—	49.0
Total short-term investments	152.5	—	—	152.5
Total	$444.2	$3.2	$(1.5)	$445.9
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of June 30, 2026, and December 31, 2025:

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$67.1	$(0.7)	$1.9	$(0.1)	$69.0	$(0.8)
States and other territories	2.2	—	1.6	(0.1)	3.8	(0.1)
Corporate securities	173.3	(0.9)	6.7	(0.1)	180.0	(1.0)
Residential mortgage-backed securities	32.9	(0.2)	7.9	(0.9)	40.8	(1.1)
Commercial mortgage-backed securities	8.5	—	2.1	(0.2)	10.6	(0.2)
Short-term investments:
Corporate securities	11.5	—	—	—	11.5	—
Total	$295.5	$(1.8)	$20.2	$(1.4)	$315.7	$(3.2)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$17.1	$—	$3.2	$(0.1)	$20.3	$(0.1)
States and other territories	0.9	—	2.6	(0.1)	3.5	(0.1)
Corporate securities	7.5	—	8.6	(0.2)	16.1	(0.2)
Residential mortgage-backed securities	7.2	—	8.6	(0.9)	15.8	(0.9)
Commercial mortgage-backed securities	0.8	—	2.9	(0.2)	3.7	(0.2)
Asset backed securities	13.0	—	0.2	—	13.2	—
Short-term investments:
Corporate securities	6.2	—	—	—	6.2	—
Total	$52.7	$—	$26.1	$(1.5)	$78.8	$(1.5)
The Company has determined that unrealized losses as of June 30, 2026 and December 31, 2025 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of June 30, 2026, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows:

	June 30, 2026
	Amortized Cost	Fair Value
	(in millions)
Due to mature:
One year or less	$48.0	$48.0
After one year through five years	184.8	184.0
After five years through ten years	107.2	107.4
After ten years	6.4	6.3
Residential mortgage-backed securities	57.8	56.8
Commercial mortgage-backed securities	3.6	3.4
Asset backed securities	25.1	25.1
Total fixed maturities available-for-sale	$432.9	$431.0
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and six months ended June 30, 2026 and 2025, respectively.
The Company’s net investment income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Investment income	$6.8	$5.8	$13.6	$11.8
Investment expenses	(0.2)	(0.1)	(0.3)	(0.3)
Net investment income	$6.6	$5.7	$13.3	$11.5
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the unaudited interim condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $14.1 million and $13.3 million as of June 30, 2026 and December 31, 2025, respectively.
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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$271.6	$—	$—	$271.6
Fixed maturities available-for-sale:
U.S. government and agencies	88.8	—	—	88.8
States and other territories	—	7.1	—	7.1
Corporate securities	—	249.8	—	249.8
Residential mortgage-backed securities	—	56.8	—	56.8
Commercial mortgage-backed securities	—	3.4	—	3.4
Asset backed securities	—	25.1	—	25.1
Total fixed maturities available-for-sale	88.8	342.2	—	431.0
Short-term investments
U.S. government and agencies	54.9	—	—	54.9
Corporate securities	—	12.1	—	12.1
Total short-term investments	54.9	12.1	—	67.0
Total financial assets	$415.3	$354.3	$—	$769.6

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$250.1	$—	$—	$250.1
Fixed maturities available-for-sale:
U.S. government and agencies	75.7	—	—	75.7
States and other territories	—	8.2	—	8.2
Corporate securities	—	146.4	—	146.4
Residential mortgage-backed securities	—	37.7	—	37.7
Commercial mortgage-backed securities	—	5.0	—	5.0
Asset backed securities	—	20.4	—	20.4
Total fixed maturities available-for-sale	75.7	217.7	—	293.4
Short-term investments
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	—	49.0	—	49.0
Total short-term investments	103.5	49.0	—	152.5
Total financial assets	$429.3	$266.7	$—	$696.0

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the six months ended June 30, 2026.

Non-Recurring Fair Value Measurements
The Company has an approximately 19% ownership stake in First Connect Insurance Services (“First Connect”), a non-public company. The Company estimates the fair value on a non-recurring basis using the fair value of First Connect’s common stock, as applicable. Because of the nature of the unobservable inputs, the Company classifies this retained interest as Level 3 in the fair value hierarchy. The fair value of the Company’s investment was $4.5 million as of June 30, 2026 and December 31, 2025, and included in Other Assets on the unaudited interim condensed consolidated balance sheets.
4. Intangible Assets

		June 30, 2026			December 31, 2025
	Weighted- Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Agency and carrier relationships	2.2	$3.4	$(2.4)	$1.0	$3.4	$(2.2)	$1.2
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.4	3.0	(1.1)	1.9	3.0	(0.9)	2.1
Other	—	—	—	—	0.4	(0.4)	—
Total intangible assets, net		$16.9	$(3.5)	$13.4	$17.3	$(3.5)	$13.8
Amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $0.2 million and $0.4 million, respectively, and for the six months ended June 30, 2026 and 2025 was $0.4 million and $1.3 million, respectively. The amortization expense is primarily included in sales and marketing expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).
5. Capitalized Internal Use Software
Amortization expense related to capitalized internal use software for each of the three months ended June 30, 2026 and 2025 was $4.4 million, and for each of the six months ended June 30, 2026 and 2025 was $8.7 million. The amortization expense is included in insurance related expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
6. Other Assets

	June 30, 2026	December 31, 2025
	(in millions)
Property and equipment	$31.2	$31.6
Deferred policy acquisition costs	36.0	28.6
Deferred consideration	—	25.0
Prepaid expenses	6.9	5.7
Claims receivable	0.9	0.9
Lease right-of-use assets	1.0	1.6
Other	10.4	10.2
Total other assets	$86.4	$103.6
Policy acquisition costs deferred, net for the three months ended June 30, 2026 and 2025 were $24.4 million and $15.5 million, respectively, and for the six months ended June 30, 2026 and 2025 were $35.7 million and $37.6 million, respectively. The Company amortized deferred policy acquisition costs of $16.4 million and $14.8 million for the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025 amortized $28.3 million and $26.9 million, respectively.
7. Accrued Expenses and Other Liabilities

	June 30, 2026	December 31, 2025
	(in millions)
Claim payments outstanding	$14.3	$14.9
Advances from customers	16.7	10.9
Premium refund liability	12.1	11.8
Employee related accruals	8.5	9.0
Lease liability	2.8	4.5
Fiduciary liability	2.5	1.1
Other	23.3	28.5
Total accrued expenses and other liabilities	$80.2	$80.7

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years from the issuance date. Interest on the outstanding principal is payable on September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company paid $2.4 million in interest for the six months ended June 30, 2026.

	June 30, 2026	December 31, 2025
	(in millions)
Surplus note	$50.0	$50.0
Less: unamortized debt issuance costs	(2.1)	(2.1)
Total surplus note, net	$47.9	$47.9
The Company’s surplus note is recorded at its carrying value. The estimated fair value of the surplus note as of June 30, 2026 approximates its carrying value. The fair value measurement is classified as Level 2 within the fair value hierarchy based on observable market inputs.
9. Losses and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows:

	For the six months ended June 30,
	2026	2025
	(in millions)
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$420.4	$350.0
Less: Reinsurance recoverables on unpaid losses and LAE	(289.0)	(229.9)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	131.4	120.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	112.3	146.8
Prior years	(5.0)	(9.9)
Total incurred	107.3	136.9
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	43.3	81.5
Prior years	36.3	45.8
Total paid	79.6	127.3

Reserve for losses and LAE, net of reinsurance recoverables at end of period	159.1	129.7
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	389.8	259.3
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$548.9	$389.0
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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Net incurred losses and LAE experienced favorable prior years development of $5.0 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively. The prior period development for the six months ended June 30, 2026 of $5.0 million includes a $2.6 million gain from a reinsurance commutation, as well as $2.4 million of favorable net loss development relating to the Company’s property lines, resulting in a net release of $0.9 million from attritional reserves and $1.5 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the six months ended June 30, 2025 of $9.9 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $8.0 million from attritional reserves and $1.9 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
10. Reinsurance
The Company maintains a comprehensive reinsurance program to manage risk exposure, reduce earnings volatility, and safeguard capital. By ceding a portion of its underwriting risk to highly rated reinsurers and alternative capital providers, the Company limits the financial impact of catastrophe events and large loss activity. Nevertheless, the Company remains ultimately responsible for policyholder claims should a reinsurer fail to perform.
The Company’s reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. The Company works with reinsurers rated “A-” (Excellent) or better by A.M. Best or require appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
The Company’s catastrophe reinsurance program supports property risks underwritten by the Company on behalf of the Company’s MGA and third-party MGAs. These risks are protected mainly by a corporate level group catastrophe XOL (the “Group Cat”) and in some cases by program-specific XOL treaties, catastrophe bonds, and quota share reinsurance. The Company is also protected by participation in the Florida Hurricane Catastrophe Fund (“FHCF”). This catastrophe reinsurance structure is designed to provide protection against severe loss events across the portfolio. Effective June 1, 2026, the catastrophe reinsurance program has an occurrence limit of $512.9 million and an aggregate limit of $776.9 million.
Hippo’s 2026 program, established in the second quarter of 2026, reflects a shift in the way the Company purchases catastrophe reinsurance. The Company consolidated multiple program level XOL contracts into a single Group Cat structure. The new structure also incorporates the previous corporate catastrophe cover. The Group Cat covers all catastrophe exposed business written by the Company and attaches after inuring any program specific reinsurance, the FHCF, and the catastrophe bonds.
The change to portfolio level management of the Company’s reinsurance program allowed the Company to place a whole account quota share that provides coverage for both property and casualty programs.
The whole account quota share was a strategic reinsurance program placed June 1, 2026. The contract covers all lines of business, including both property as well as casualty, for which the Company has a retention at least equal to the reinsurance participation. This aligns the Company’s interests with that of the reinsurer. While the whole account quota share provides some property catastrophe relief below the attachment of the Group Cat, it was mainly placed to increase future growth optionality and manage the business on portfolio basis.
For business written by the Company’s MGA, the Company strategically retain a significant level of risk, reflecting the Company’s confidence in the portfolio’s underwriting performance. The business written by the Company’s MGA is primarily covered by catastrophe XOL protection.
The Company also utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils, including hurricane and wildfire, for business written through the Company’s MGA.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The following tables reflect amounts affecting the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the three and six months ended June 30, 2026, and 2025.

	For the Three Months Ended June 30,
	2026			2025
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
	(in millions)
Direct	$479.3	$354.8	$190.7	$297.4	$237.3	$86.7
Assumed	2.9	1.3	1.0	1.2	1.2	1.1
Gross	482.2	356.1	191.7	298.6	238.5	87.8
Ceded	(299.0)	(237.4)	(131.9)	(191.7)	(144.5)	(43.3)
Net	$183.2	$118.7	$59.8	$106.9	$94.0	$44.5

	For the Six Months Ended June 30,
	2026			2025
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
	(in millions)
Direct	$810.4	$651.0	$337.8	$507.3	$458.5	$297.6
Assumed	4.2	2.3	1.1	2.2	2.8	1.9
Gross	814.6	653.3	338.9	509.5	461.3	299.5
Ceded	(530.0)	(435.7)	(231.6)	(302.3)	(280.0)	(162.6)
Net	$284.6	$217.6	$107.3	$207.2	$181.3	$136.9
As of June 30, 2026 and December 31, 2025, a provision for sliding scale commissions of $38.2 million and $36.0 million, respectively, is included in provision for commission on the unaudited interim condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, a receivable for sliding scale commissions of $54.1 million and $37.6 million, respectively, is included in ceding commissions receivable on the unaudited interim condensed consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, a provision for loss participation features of $16.3 million and $17.4 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the unaudited interim condensed consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
	(in millions, except percentages)
State
California	$86.1	18%	$51.6	17%	$152.2	19%	$97.6	19%
Texas	86.4	18%	35.9	12%	122.6	15%	61.9	12%
New York	69.8	14%	27.4	9%	114.1	14%	39.6	8%
Florida	56.6	12%	49.2	16%	99.5	12%	81.2	16%
Illinois	16.5	3%	9.1	3%	29.4	4%	15.1	3%
Georgia	11.1	2%	8.0	3%	20.8	3%	13.6	3%
New Jersey	9.5	2%	3.9	1%	16.1	2%	8.2	2%
Colorado	8.6	2%	6.5	2%	15.6	2%	11.0	2%
Massachusetts	9.1	2%	8.1	3%	15.5	2%	13.3	3%
Michigan	9.2	2%	4.7	2%	15.2	2%	8.2	2%
Other	119.3	25%	94.2	32%	213.6	26%	159.8	31%
Total	$482.2	100%	$298.6	100%	$814.6	100%	$509.5	100%
12. Commitments and Contingencies
Purchase Commitments
As of June 30, 2026, the Company has total minimum purchase commitments, which must be made during the next three years, of $3.2 million.
Legal Proceedings
From time to time, the Company may become involved in litigation or other legal proceedings in the ordinary course of business, including claims from policyholders. The Company does not believe it is a party to any pending litigation or proceedings that are likely to have a material adverse effect on its business, financial condition, or results of operations.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Stock-Based Compensation Plans
The Company maintains equity compensation plans adopted in 2019 and 2021 (the “plans”). The material terms of the plans were previously disclosed in the Company’s Annual Report on Form 10-K. There have been no material changes to the plans during the current fiscal year.
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Millions)
	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2025	614,849	$15.44	5.0	$9.0
Granted	—	—
Exercised	(75,598)	14.80		0.8
Cancelled/Expired	(5)	15.88		—
Outstanding as of June 30, 2026	539,246	15.53	5.0	$6.9
Vested and exercisable as of June 30, 2026	539,246	$15.53	5.0	$6.9
The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $0.8 million and $1.6 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There is no unrecognized compensation cost as of June 30, 2026.
Restricted Stock Units and Performance Stock Units
The Company grants service-based RSUs and performance-based RSUs (“PSUs”) as part of the Company’s equity compensation plans. The Company measures RSU and PSU expense for awards granted based on the estimated fair value of those awards at the grant date. To estimate the fair value of PSUs containing a market condition, the Company used the Monte Carlo valuation model. The fair value of all other awards is based on the closing price of the Company’s common stock as reported on the NYSE on the date of grant. The RSUs generally vest over a period of two to four years. The PSUs vest based on the level of achievement of the performance goals and continued employment with the Company over a one to four year performance period.
During the six months ended June 30, 2026, the Company granted PSUs to certain executives of the Company where vesting is based on the Company’s internal financial measures over a three-year period. Between 0% to 100% of the granted amount may vest based on the level of achievement of the performance goals and continued employment with the Company. Total compensation expense at the grant date assuming 100% achievement is $3.1 million.
During the six months ended June 30, 2026, the Company also granted PSUs to certain executives of the Company where vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $22.30, $21.58, and $20.21 per unit, depending on the grant date. Total compensation expense at the grant date is $2.5 million.
During the six months ended June 30, 2025, the Company granted PSUs to its CEO. Vesting is based on the Company’s TSR relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense at the grant date is $1.0 million.
Stock-based compensation expense for RSUs is recognized based on a straight-line basis over the employee requisite service period. Stock-based compensation expense for PSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the RSU and PSU activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	1,328,658	$27.62
Granted	1,125,965	27.48
Released	(565,089)	25.82
Canceled and forfeited	(292,264)	29.18
Unvested and outstanding as of June 30, 2026	1,597,270	$27.87
Total unrecognized compensation cost related to unvested RSUs and PSUs is $39.1 million as of June 30, 2026, and it is expected to be recognized over a weighted-average period of 2.1 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the six months ended June 30, 2026 and 2025, 45,861 and 88,878 shares were issued under the 2021 ESPP, respectively. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Losses and loss adjustment expenses	$0.2	$0.3	$0.4	$0.6
Insurance related expenses	0.8	1.3	1.6	2.5
Technology and development expenses	1.3	1.4	2.7	3.0
Sales and marketing expenses	0.7	0.9	1.4	1.9
General and administrative expenses	3.6	4.0	7.0	7.6
Total stock-based compensation expense	$6.6	$7.9	$13.1	$15.6
Share Repurchases
As of June 30, 2026, $18.1 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. During the six months ended June 30, 2026, there were no share repurchases.
14. Income Taxes
The consolidated effective tax rate was 8.2% and 7.2% for the three months ended June 30, 2026 and 2025, respectively. The consolidated effective tax rate was 5.4% and 0.2% for the six months ended June 30, 2026 and 2025, respectively. The difference between the rate for the three and six months ended June 30, 2026 and 2025 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets, partially offset by state income taxes.
As of June 30, 2026 and 2025, the Company has $5.5 million and $5.2 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the six months ended June 30, 2026 and 2025.
15. Net Income (Loss) Per Share Attributable to Common Stockholders
Net income (loss) per share attributable to common stockholders was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Hippo – basic and diluted (in millions)	$10.1	$1.3	$17.2	$(46.4)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Hippo
Basic	26,203,128	25,343,457	26,022,569	25,168,442
Diluted	26,552,111	26,023,780	26,431,819	25,168,442
Net income (loss) per share attributable to Hippo
Basic	$0.38	$0.05	$0.66	$(1.84)
Diluted	$0.38	$0.05	$0.65	$(1.84)

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding options	—	687	—	1,032,702
Common stock from outstanding warrants	360,000	360,000	360,000	360,000
RSU and PSUs	62,626	167,807	45,336	1,885,819
Employee stock purchase plan	34,802	—	28,071	—
Total	457,428	528,494	433,407	3,278,521

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of our operations addresses the consolidated financial condition as of June 30, 2026, compared with December 31, 2025, and consolidated results of operations for the three months and six months ended June 30, 2026 and 2025. This should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the “Risk Factors” section, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report and may be updated from time to time in our other filings with the SEC. Certain percentages herein may not sum or recalculate due to rounding.
Overview
Hippo is an insurance holding company with subsidiaries that provide property and casualty insurance products to both individuals and business customers primarily in the United States. We conduct insurance underwriting through our regulated carrier subsidiaries and generate revenue from a combination of insurance underwriting activities and fee- and commission-based services. Our operations include providing insurance capacity and related services for our owned managing general agent (“MGA”) and in partnership with third-party MGAs and fee-based and commission-based services that support the placement and servicing of insurance policies.
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
Our reinsurance strategy includes a mix of quota share and excess of loss (“XOL”) structures, alongside collateralized protection through catastrophe bonds. We work with reinsurers rated “A-” (Excellent) or better by A.M. Best or require appropriate collateral. Contracts often include provisions allowing for replacement of reinsurers whose financial condition deteriorates.
Our catastrophe reinsurance program supports property risks underwritten by us on behalf of our MGA and third-party MGAs. These risks are protected mainly by a corporate level group catastrophe XOL (the “Group Cat”) and in some cases by program-specific XOL treaties, catastrophe bonds, and quota share reinsurance. We are also protected by participation in the Florida Hurricane Catastrophe Fund (“FHCF”). Our catastrophe reinsurance structure is designed to provide protection against severe loss events across the portfolio. Effective June 1, 2026, the catastrophe reinsurance program has an occurrence limit of $512.9 million and an aggregate limit of $776.9 million.
Our 2026 program, established in the second quarter of 2026, reflects a shift in the way we purchase catastrophe reinsurance. We consolidated multiple program level XOL contracts into a single Group Cat structure. The new structure also incorporates the previous corporate catastrophe cover. The Group Cat covers all catastrophe exposed business written by us and attaches after inuring any program specific reinsurance, the FHCF, and the catastrophe bonds.
The change to portfolio level management of our reinsurance program allowed us to place a whole account quota share that provides coverage for both property and casualty programs.
The whole account quota share was a strategic reinsurance program placed on June 1, 2026. The contract covers all lines of business, of which we have a retention of at least equal to the reinsurance participation. This aligns our interests with that of the reinsurer. While the whole account quota share provides some property catastrophe relief below the attachment of the Group Cat, it was mainly placed to increase future growth optionality and manage the business on portfolio basis.
For business written by our MGA, we strategically retain a significant level of risk, reflecting our confidence in the portfolio’s underwriting performance. The business written by our MGA is primarily covered by catastrophe XOL protection.
We also utilize collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils, including hurricane and wildfire, for business written through our MGA.

Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table summarizes net income for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Revenue:
Net earned premium	$118.7	$94.0	$24.7	26%
Commission income, net	15.7	14.7	1.0	7%
Service and fee income	3.7	2.9	0.8	28%
Net investment income	6.6	5.7	0.9	16%
Total revenue	144.7	117.3	27.4	23%
Expenses:
Losses and loss adjustment expenses	59.8	44.5	15.3	34%
Insurance related expenses	38.7	32.8	5.9	18%
Technology and development expenses	10.1	8.1	2.0	25%
Sales and marketing expenses	6.3	9.2	(2.9)	(32)%
General and administrative expenses	18.2	17.4	0.8	5%
Impairment and restructuring charges	—	1.2	(1.2)	NM
Interest and other expense, net	0.6	0.1	0.5	NM
Total expenses	133.7	113.3	20.4	18%
Income before income taxes	11.0	4.0	7.0	175%
Income tax expense	0.9	0.1	0.8	NM
Net income	10.1	3.9	6.2	159%
Net income attributable to noncontrolling interests, net of tax	—	2.6	(2.6)	NM
Net income attributable to Hippo	$10.1	$1.3	$8.8	677%
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.

Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$65.6	$62.3	$3.3	5%
Renters	18.0	18.7	(0.7)	(4)%
Commercial Multi-Peril	23.8	11.9	11.9	100%
Casualty	10.7	0.8	9.9	1238%
Other	0.6	0.3	0.3	100%
Total	$118.7	$94.0	$24.7	26%
For the three months ended June 30, 2026, net earned premium was $118.7 million, an increase of $24.7 million, or 26% compared to $94.0 million for the three months ended June 30, 2025. The increase was due primarily to the earnings of increased gross written premiums volume and increase in retention across our Commercial Multi-Peril and Casualty lines.
Commission Income, Net
For the three months ended June 30, 2026, commission income was $15.7 million, an increase of $1.0 million, or 7%, compared to $14.7 million for the three months ended June 30, 2025. The increase was due primarily to an increase in fronting fee revenue of $5.6 million earned from third-party MGA program partners, driven by growth across our Commercial Multi-Peril and Casualty lines, partially offset by a decrease in agency commissions of $4.9 million due to the sale of our homebuilder distribution network in the third quarter of 2025.
Service and Fee Income
For the three months ended June 30, 2026, service and fee income was $3.7 million, an increase of $0.8 million, or 28%, compared to $2.9 million for the three months ended June 30, 2025. The increase was due primarily to an increase in service fees of $0.5 million.
Net Investment Income
For the three months ended June 30, 2026, net investment income was $6.6 million, an increase of $0.9 million, or 16%, compared to $5.7 million for the three months ended June 30, 2025. The increase was due primarily to higher average balance in cash and investments during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, asset backed securities, and residential and commercial mortgage-backed securities.

Losses and Loss Adjustment Expenses
For the three months ended June 30, 2026, losses and loss adjustment expenses were $59.8 million, an increase of $15.3 million, or 34%, compared to $44.5 million for the three months ended June 30, 2025. The increase was due primarily to an increase in non-catastrophe losses related to premium growth on Commercial Multi-Peril and Casualty lines. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Catastrophe losses	$8.0	$8.0	$—	—%
Non-catastrophe losses	51.8	36.5	15.3	42%
Total losses and loss adjustment expenses	$59.8	$44.5	15.3	34%

Catastrophe loss ratio	6.7%	8.0%
Non-catastrophe loss ratio	43.7%	39.0%
Net loss ratio	50.4%	47.0%
Catastrophe loss activity for the three months ended June 30, 2026 and 2025 was primarily related to convective storm and weather activity.
Included in our catastrophe loss ratio for the three months ended June 30, 2026 and 2025 was a benefit of 1 percentage point and a benefit of 2 percentage points related to prior year developments, respectively.
The non-catastrophe loss ratio increased 4.7 percentage points to 43.7% for the three months ended June 30, 2026 compared to 39.0% for the three months ended June 30, 2025, due primarily to lower prior year favorable developments.
Included in our non-catastrophe loss ratio for the three months ended June 30, 2026, is a net benefit of 2 percentage points related to a gain from a reinsurance commutation, partially offset by a net adverse impact of 1 percentage point related to prior year developments, whereas for the three months ended June 30, 2025, there was a benefit of 5 percentage points related to prior year developments.
Insurance Related Expenses
For the three months ended June 30, 2026, insurance related expenses were $38.7 million, an increase of $5.9 million, or 18%, compared to $32.8 million for the three months ended June 30, 2025. The increase was due primarily to an increase in net acquisition expenses of $3.8 million due to increased premium.
Technology and Development Expenses
For the three months ended June 30, 2026, technology and development expenses were $10.1 million, an increase of $2.0 million, or 25%, compared to $8.1 million for the three months ended June 30, 2025. The increase was due primarily to the transfer of headcount into technology and development related to an internal reorganization as well as an increase in headcount to support a transition services agreement with associated service fee income.
Sales and Marketing Expenses
For the three months ended June 30, 2026, sales and marketing expenses were $6.3 million, a decrease of $2.9 million, or 32%, compared to $9.2 million for the three months ended June 30, 2025. The decrease was due primarily to a $1.9 million reduction in employee-related costs resulting from lower headcount due to the sale of our homebuilder distribution network in the third quarter of 2025.

General and Administrative Expenses
For the three months ended June 30, 2026, general and administrative expenses were $18.2 million, an increase of $0.8 million, or 5%, compared to $17.4 million for the three months ended June 30, 2025. The increase was due primarily to an increase in employee-related expenses of $0.7 million due to an increase in headcount.
Impairment and Restructuring Charges
For the three months ended June 30, 2026, we incurred no impairment and restructuring charges, compared to $1.2 million for the three months ended June 30, 2025 which resulted from the impairment of a lease right-of-use asset due to termination of leased office space.
Interest and other expense (income), net
For the three months ended June 30, 2026, interest and other expense, net was $0.6 million, an increase of $0.5 million, compared to interest and other expense, net of $0.1 million for the three months ended June 30, 2025. The current period reflects interest expense of $1.2 million on our surplus note issued in June 2025, partially offset by a $0.6 million gain from litigation settlement.
Income Taxes
For the three months ended June 30, 2026 and 2025, income tax expense was $0.9 million and $0.1 million, respectively. The increase was due primarily to an increase in current expense for state income taxes.
Net Income Attributable to Noncontrolling Interest, net of tax
For the three months ended June 30, 2026, there is no net income attributable to noncontrolling interest, compared to $2.6 million for the three months ended June 30, 2025. The decrease was due to the elimination of the remaining noncontrolling interests related to the sale of our homebuilder distribution network.
Net Income Attributable to Hippo
For the three months ended June 30, 2026, net income attributable to Hippo was $10.1 million, a change of $8.8 million compared to a net income attributable to Hippo of $1.3 million for the three months ended June 30, 2025 due to the factors described above.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table summarizes net income (loss) for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Revenue:
Net earned premium	$217.6	$181.3	$36.3	20%
Commission income, net	28.4	29.1	(0.7)	(2)%
Service and fee income	6.9	5.7	1.2	21%
Net investment income	13.3	11.5	1.8	16%
Total revenue	266.2	227.6	38.6	17%
Expenses:
Losses and loss adjustment expenses	107.3	136.9	(29.6)	(22)%
Insurance related expenses	73.6	63.0	10.6	17%
Technology and development expenses	19.5	16.2	3.3	20%
Sales and marketing expenses	12.6	18.1	(5.5)	(30)%
General and administrative expenses	34.4	33.9	0.5	1%
Impairment and restructuring charges	—	1.2	(1.2)	NM
Interest and other expense (income), net	0.6	(0.1)	0.7	NM
Total expenses	248.0	269.2	(21.2)	(8)%
Income (loss) before income taxes	18.2	(41.6)	59.8	144%
Income tax (benefit) expense	1.0	(0.1)	1.1	NM
Net income (loss)	17.2	(41.5)	58.7	141%
Net income attributable to noncontrolling interests, net of tax	—	4.9	(4.9)	NM
Net income (loss) attributable to Hippo	$17.2	$(46.4)	$63.6	137%
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.
Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$128.3	$123.9	$4.4	4%
Renters	35.0	35.3	(0.3)	(1)%
Commercial Multi-Peril	39.7	18.5	21.2	115%
Casualty	13.9	1.3	12.6	969%
Other	0.7	2.3	(1.6)	(70)%
Total	$217.6	$181.3	$36.3	20%
For the six months ended June 30, 2026, net earned premium was $217.6 million, an increase of $36.3 million, or 20% compared to $181.3 million for the six months ended June 30, 2025. The increase was due primarily to the earnings of increased gross written premiums volume across our Commercial Multi-Peril and Casualty lines.
Commission Income, Net
For the six months ended June 30, 2026, commission income was $28.4 million, a decrease of $0.7 million, or 2%, compared to $29.1 million for the six months ended June 30, 2025. The decrease was due primarily to a decrease in agency commissions of $10.3 million due to the sale of our homebuilder distribution network in the third quarter of 2025, partially offset by an increase in fronting fee revenue of $9.8 million earned from third-party MGA program partners driven by growth across our Commercial Multi-Peril and Casualty lines.
Service and Fee Income
For the six months ended June 30, 2026, service and fee income was $6.9 million, an increase of $1.2 million, or 21%, compared to $5.7 million for the six months ended June 30, 2025. The increase is due primarily to an increase in service fees of $0.8 million.
Net Investment Income
For the six months ended June 30, 2026, net investment income was $13.3 million, an increase of $1.8 million, or 16%, compared to $11.5 million for the six months ended June 30, 2025. The increase was due primarily to higher average balance in cash and investments during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, asset backed securities, and residential and commercial mortgage-backed securities.
Losses and Loss Adjustment Expenses
For the six months ended June 30, 2026, losses and loss adjustment expenses were $107.3 million, a decrease of $29.6 million, or 22%, compared to $136.9 million for the six months ended June 30, 2025. The decrease was due primarily to losses from a series of destructive wildfires affecting Los Angeles, California (the “LA Wildfires”) in January 2025. These were partially offset by an increase in non-catastrophe losses due primarily to premium growth on Commercial Multi-Peril and Casualty lines. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in millions)
Catastrophe losses	$12.3	$62.0	$(49.7)	(80)%
Non-catastrophe losses	95.0	74.9	20.1	27%
Total losses and loss adjustment expenses	$107.3	$136.9	$(29.6)	(22)%

Catastrophe loss ratio	5.7%	34.2%
Non-catastrophe loss ratio	43.6%	41.3%
Net loss ratio	49.3%	75.5%
Catastrophe loss activity for the six months ended June 30, 2026 was primarily related to convective storm and weather activity while catastrophe loss activity for the six months ended June 30, 2025 was due primarily to the LA Wildfires.
Included in our catastrophe loss ratio for the six months ended June 30, 2026 and 2025 is a benefit of 1 percentage point related to prior year developments in both periods.
Non-catastrophe loss ratio increased 2.3 percentage points to 43.6% for the six months ended June 30, 2026 compared to 41.3% for the six months ended June 30, 2025 due primarily to lower prior year favorable developments.
Included in our non-catastrophe loss ratio for the six months ended June 30, 2026, is an immaterial impact related to prior year developments and a net benefit of 1 percentage point related to a gain from a reinsurance commutation, whereas for the six months ended June 30, 2025, there was a benefit of 4 percentage points related to prior year developments.

Insurance Related Expenses
For the six months ended June 30, 2026, insurance related expenses were $73.6 million, an increase of $10.6 million, or 17%, compared to $63.0 million for the six months ended June 30, 2025. The increase was due primarily to an increase in net acquisition expenses of $8.6 million due to increased premium.
Technology and Development Expenses
For the six months ended June 30, 2026, technology and development expenses were $19.5 million, an increase of $3.3 million, or 20%, compared to $16.2 million for the six months ended June 30, 2025. The increase was due primarily to the transfer of headcount into technology and development related to an internal reorganization as well as an increase in headcount to support a transition services agreement with associated service fee income.
Sales and Marketing Expenses
For the six months ended June 30, 2026, sales and marketing expenses were $12.6 million, a decrease of $5.5 million, or 30%, compared to $18.1 million for the six months ended June 30, 2025. The decrease was due primarily to a $3.8 million reduction in employee-related costs resulting from lower headcount due to the sale of our homebuilder distribution network in the third quarter of 2025. The decrease also reflects the elimination of $0.8 million in amortization of intangible assets acquired in connection with our homebuilder distribution network, which was sold in the third quarter of 2025.
General and Administrative Expenses
For the six months ended June 30, 2026, general and administrative expenses were $34.4 million, an increase of $0.5 million, or 1%, compared to $33.9 million for the six months ended June 30, 2025. The increase was due primarily to an increase in employee-related expenses of $0.4 million due to an increase in headcount.
Impairment and Restructuring Charges
For the six months ended June 30, 2026, we incurred no impairment and restructuring charges, compared to $1.2 million for the six months ended June 30, 2025 which resulted from the impairment of a lease right-of-use asset due to termination of leased office space.
Interest and other expense (income), net
For the six months ended June 30, 2026, interest and other expense, net were $0.6 million, an increase of $0.7 million, compared to interest and other income, net of $0.1 million for the six months ended June 30, 2025. The increase was due primarily to an increase in interest expense of $2.0 million on our surplus note issued in June 2025, partially offset by $1.1 million of earnout consideration received in connection with a prior divestiture and a $0.6 million gain from litigation settlement.
Income Taxes
For the six months ended June 30, 2026 and 2025, income tax expense was $1.0 million and benefit of $0.1 million, respectively. The increase was due primarily to an increase in current expense for state income taxes.
Net Income Attributable to Noncontrolling Interest, net of tax
For the six months ended June 30, 2026, there is no net income attributable to noncontrolling interest, compared to $4.9 million for the six months ended June 30, 2025. The decrease was due to the elimination of the remaining noncontrolling interests related to the sale of our homebuilder distribution network.
Net Income (Loss) Attributable to Hippo
For the six months ended June 30, 2026, net income attributable to Hippo was $17.2 million, a change of $63.6 million compared to a net loss attributable to Hippo of $46.4 million for the six months ended June 30, 2025 due to the factors described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Gross written premium	$482.2	$298.6	$814.6	$509.5
Ceded written premium	(299.0)	(191.7)	(530.0)	(302.3)
Net written premium	183.2	106.9	284.6	207.2
Total revenue	144.7	117.3	266.2	227.6
Net income (loss) attributable to Hippo	10.1	1.3	17.2	(46.4)
Adjusted net income (loss)(1)	21.0	17.0	38.2	(18.1)
Net income (loss) per share attributable to Hippo, basic	0.38	0.05	0.66	(1.84)
Net income (loss) per share attributable to Hippo, diluted	0.38	0.05	0.65	(1.84)
Diluted adjusted earnings (loss) per share(1)	0.79	0.65	1.45	(0.72)
Annualized adjusted return on equity(1)	18.4%	20.8%	16.9%	(10.4)%
Net loss ratio	50.4%	47.0%	49.3%	75.5%
Catastrophe loss ratio	6.7%	8.0%	5.7%	34.2%
Non-catastrophe loss ratio	43.7%	39.0%	43.6%	41.3%
Expense ratio	45.4%	53.1%	48.2%	53.2%
Combined ratio	95.8%	100.1%	97.5%	128.7%

	As of
	June 30, 2026		December 31, 2025
Book value per share	$17.65		$16.97
Tangible book value per share(1)	$15.56		$14.76
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
Ceded Written Premium
Ceded written premium (“CWP”) is the amount of gross written premium written or assumed by us and our affiliates as a carrier that we cede to reinsurers. We enter into reinsurance contracts to limit our exposure to losses, to provide additional capacity for growth, and to support our underwriting business. Ceded written premium is treated as a reduction from gross written premium. The volume of our ceded written premium is impacted by the level of our gross written premium and decisions we make to increase or decrease retention levels, as well as the volume of our underwriting business.
Net Written Premium
Net written premium (“NWP”) is calculated as the amount of gross written premium written less ceded written premium.
Management uses growth and mix metrics to assess growth trends, changes in business mix, retention, and the scale of underwriting activities.
The following table summarizes our gross written premiums by line of business:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$106.7	$100.0	$6.7	7%
Renters	49.6	44.2	5.4	12%
Commercial Multi-Peril	137.6	83.3	54.3	65%
Casualty	179.5	64.9	114.6	177%
Other	8.8	6.2	2.6	42%
Total	$482.2	$298.6	$183.6	61%

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$194.0	$187.1	$6.9	4%
Renters	90.4	79.2	11.2	14%
Commercial Multi-Peril	233.4	134.0	99.4	74%
Casualty	280.1	99.2	180.9	182%
Other	16.7	10.0	6.7	67%
Total	$814.6	$509.5	$305.1	60%
For the three months ended June 30, 2026, gross written premium was $482.2 million, an increase of $183.6 million, or 61%, compared to $298.6 million for the three months ended June 30, 2025. The increase was primarily driven by growth in our Casualty and Commercial Multi-Peril lines of business. This growth was supported by growth of our business and expansion into new program relationships.
For the six months ended June 30, 2026, gross written premium was $814.6 million, an increase of $305.1 million, or 60%, compared to $509.5 million for the six months ended June 30, 2025. The increase was primarily driven by growth in our Casualty and Commercial Multi-Peril lines of business. This growth was supported by growth of our business and expansion into new program relationships.
The following table summarizes our net written premiums by line of business:

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$76.1	$63.0	$13.1	21%
Renters(1)	19.4	19.5	(0.1)	(1)%
Commercial Multi-Peril	50.7	26.0	24.7	95%
Casualty	35.0	1.5	33.5	NM
Other	2.0	(3.1)	5.1	(165)%
Total	$183.2	$106.9	$76.3	71%

	Six Months Ended June 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$136.9	$115.7	$21.2	18%
Renters(1)	30.2	56.7	(26.5)	(47)%
Commercial Multi-Peril	68.3	38.5	29.8	77%
Casualty	47.9	2.6	45.3	NM
Other	1.3	(6.3)	7.6	(121)%
Total	$284.6	$207.2	$77.4	37%
(1) In the first quarter of 2025, Renters net written premium exceeded gross written premium due to a one-time reduction in ceded unearned premium resulting from the restructuring of the Renters reinsurance program effective January 1, 2025.
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.

For the three months ended June 30, 2026, net written premium was $183.2 million, an increase of $76.3 million, or 71%, compared to $106.9 million for the three months ended June 30, 2025. The increase was primarily driven by higher gross written premiums in our Casualty and Commercial Multi-Peril lines and higher retention levels in our Homeowners and Casualty lines.
For the six months ended June 30, 2026, net written premium was $284.6 million, an increase of $77.4 million, or 37%, compared to $207.2 million for the six months ended June 30, 2025. The increase was primarily driven by higher gross written premiums in our Casualty and Commercial Multi-Peril lines and higher retention levels in our Homeowners and Casualty lines. These were partially offset by a decrease in retention in our Renters line, where changes in net written premium relative to gross written premium were influenced by changes in retention levels effective January 1, 2025.
Net retention, calculated as net written premium divided by gross written premium, was 38% and 36%, for the three months ended June 30, 2026 and 2025, respectively, and 35% and 41%, for the six months ended June 30, 2026 and 2025.

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
Losses and loss adjustment expenses consisted of the following components during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Catastrophe losses	$8.0	$8.0	$12.3	$62.0
Non-catastrophe losses	51.8	36.5	95.0	74.9
Total losses and loss adjustment expenses	$59.8	$44.5	$107.3	$136.9

Net earned premium	$118.7	94.0	217.6	181.3
Net loss ratio	50.4%	47.0%	49.3%	75.5%
Catastrophe loss ratio	6.7%	8.0%	5.7%	34.2%
Non-catastrophe loss ratio	43.7%	39.0%	43.6%	41.3%
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
Expense ratio is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net earned premium	$118.7	$94.0	$217.6	$181.3

Net expenses:
Insurance related expenses	$38.7	$32.8	$73.6	$63.0
Technology and development expenses	10.1	8.1	19.5	16.2
Sales and marketing expenses	6.3	9.2	12.6	18.1
General and administrative expenses	18.2	17.4	34.4	33.9
Less: commission income, net and service and fee income	(19.4)	(17.6)	(35.3)	(34.8)
Total net expenses	$53.9	$49.9	$104.8	$96.4
Expense ratio	45.4%	53.1%	48.2%	53.2%

Combined Ratio
Combined ratio is defined as the sum of the net loss ratio and the expense ratio. Management uses the combined ratio as a comprehensive measure of underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. Management uses this metric to evaluate our operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expense ratio	45.4%	53.1%	48.2%	53.2%
Net loss ratio	50.4%	47.0%	49.3%	75.5%
Combined ratio	95.8%	100.1%	97.5%	128.7%
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
We define Adjusted Net Income (Loss) as net income (loss) adjusted for, as applicable, (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) the impact of other non-cash fair market value adjustments, (iv) impairment and restructuring related expenses, (v) gain or loss on the sale of a business, (vi) net realized gains or losses on investments and (vii) other one-off transactions, which primarily include the receipt of earnout consideration and certain legal fees and settlement costs (gains) that we consider to be unique in nature, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We exclude the impact of depreciation and amortization, stock-based compensation expense, and non-cash fair market value adjustments, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful information regarding performance and ongoing cash-generation potential. We exclude impairment and restructuring related expenses, gain or loss on sale of business, and other one-off transactions because such expenses are periodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis that we consider to be unique in nature.
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
Shown below is the adjusted net income (loss) for the following periods and a reconciliation of this measure of performance to net income (loss) as presented in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Net income (loss) attributable to Hippo	$10.1	$1.3	$17.2	$(46.4)
Adjustments:
Depreciation and amortization	4.8	5.3	9.6	10.9
Stock-based compensation	6.6	7.9	13.1	15.6
Fair value adjustments	—	0.3	—	(0.2)
Other one-off transactions	(0.6)	1.0	(1.8)	0.8
Impairment and restructuring charges	—	1.2	—	1.2
Realized losses on investments	0.1	—	0.1	—
Tax impact of adjustments	—	—	—	—
Adjusted net income (loss)	$21.0	$17.0	$38.2	$(18.1)
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
Diluted adjusted earnings (loss) per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except share and per share data)
Adjusted net income (loss)	$21.0	$17.0	$38.2	$(18.1)
Weighted average common shares outstanding, diluted(1)	26,552,111	26,023,780	26,431,819	25,168,442
Diluted adjusted earnings (loss) per share	$0.79	$0.65	$1.45	$(0.72)
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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Annualized adjusted net income (loss)	$84.0	$68.0	$76.4	$(36.2)
Average Hippo stockholders’ equity	457.2	327.7	450.9	347.3
Annualized adjusted return on equity	18.4%	20.8%	16.9%	(10.4)%
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

	As of
	June 30, 2026	December 31, 2025
	(in millions, except share and per share data)
Hippo stockholders’ equity	$465.6	$436.1
Less: Intangible assets	13.4	13.8
Less: Capitalized internal use software	41.6	43.0
Tangible stockholders’ equity	$410.6	$379.3
Shares outstanding	26,384,898	25,699,704
Tangible book value per share	$15.56	$14.76
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of June 30, 2026, we had $244.5 million of cash, $27.1 million of restricted cash, and $498.0 million of available-for-sale fixed income securities and short-term investments. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of June 30, 2026, is $58.8 million, and there were no outstanding amounts under this agreement.

The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million. The surplus note issuance provides additional statutory capital and further supports our operational and growth initiatives.
To date, we have funded operations primarily with issuances of convertible preferred stock, convertible promissory notes, common stock and a surplus note, as well as from asset dispositions and revenue. While we have achieved profitability in recent quarters, we cannot assure that we will continue to generate sufficient revenue and other income to cover operating expenses, working capital and capital expenditures in the longer term. We expect the funds raised as discussed above to fund our cash needs. However, our capital requirements depend on many factors, including the volume of issuances of insurance policies, the timing and extent of spending to support research and development efforts, investments in information technology systems, and the expansion of sales and marketing activities. In the future, we may raise additional funds through the issuance of debt or equity securities or through borrowing. We cannot assure that such funds will be on favorable terms, or available at all.
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30,
	2026	2025	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$51.6	$(10.9)	$62.5
Investing activities	$(34.7)	$(32.9)	$(1.8)
Financing activities	$4.6	$36.8	$(32.2)
Operating Activities
Cash provided by operating activities was $51.6 million for the six months ended June 30, 2026, a change of $62.5 million, from cash used in operating activities of $10.9 million for the six months ended June 30, 2025. The increase was due primarily to growth in earned premium and lower levels of losses paid due to the absence of claim payments related to the January 2025 LA Wildfires, partially offset by higher cash outflows for settlements of ceded reinsurance.
Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.
Investing Activities
Cash used in investing activities was $34.7 million for the six months ended June 30, 2026, due primarily to the purchases of investment securities, partially offset by the maturities and sales of investment securities and proceeds of deferred consideration.
Cash used in investing activities was $32.9 million for the six months ended June 30, 2025, due primarily to the purchases of investment securities, partially offset by the maturities of investment securities.
Financing Activities
Cash provided by financing activities was $4.6 million for the six months ended June 30, 2026, primarily driven by change in fiduciary liabilities and proceeds from common stock issuances.
Cash provided by financing activities was $36.8 million for the six months ended June 30, 2025, primarily driven by proceeds from the surplus note and common stock issuances. These are partially offset by distributions to noncontrolling interests and change in fiduciary liabilities, and taxes paid related to net share settlement of RSUs.

Material Cash Requirements
Our material cash requirements from known contractual and other obligations primarily relate to unpaid losses and loss adjustment expense, our surplus note, purchase commitments, and lease payments. There have been no material changes to our contractual obligations from those described in the Annual Report on Form 10-K for the year ended December 31, 2025, other than an increase in Unpaid Losses and Loss Adjustment Expense. The estimation of the unpaid losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our unaudited interim condensed consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
There were no purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended June 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: July 30, 2026	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)