Form 10-Q
period 2026-09-30
Hippo Holdings Inc.
filed 2026-10-29
CIK 1828105

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(650) 294-8463
(Registrant’s telephone number, including area code)
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

The registrant had 26,621,710 shares of common stock outstanding as of October 23, 2026.

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
•our business strategy, including our cost reduction efforts, our diversified distribution strategy, the expected evolution of our business and premium mix across personal and commercial lines, and our plans to expand into new markets and new products;
•our ability to grow our business and, if such growth occurs, to effectively manage such growth, including the growth and development of our distribution channels;
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
•our expectations regarding the realizability of our deferred tax assets, including the timing and amount of any release of the valuation allowance against our net deferred tax assets and the related impact on our results of operations; and
•our public securities’ liquidity and trading.
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

GENERAL
Unless the context otherwise requires, all references in this Quarterly Report to “we,” “us,” “our,” “Hippo” or the “Company” refer to Hippo Holdings Inc. and its consolidated subsidiaries. References to “Quarterly Report” herein refer to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 and references to “Form 10-K” and “Annual Report” herein refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Balance Sheets
(in millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost: $450.7 million and $291.7 million, respectively)	$436.3	$293.4
Short-term investments, at fair value (amortized cost: $62.8 million and $152.5 million, respectively)	62.8	152.5
Total investments	499.1	445.9
Cash and cash equivalents	311.8	218.3
Restricted cash	15.0	31.8
Accounts receivable, net of allowance of $0.3 million and $0.2 million, respectively	420.6	250.1
Reinsurance recoverable on paid and unpaid losses and LAE	547.5	346.6
Prepaid reinsurance premiums	554.2	353.7
Ceding commissions receivable	254.4	98.7
Capitalized internal use software	40.9	43.0
Intangible assets	13.1	13.8
Other assets	95.6	103.6
Total assets	$2,752.2	$1,905.5
Liabilities and stockholders’ equity
Liabilities:
Loss and loss adjustment expense reserve	$642.7	$420.4
Unearned premiums	867.9	579.7
Reinsurance premiums payable	590.4	304.4
Provision for commission	50.6	36.3
Surplus note	47.9	47.9
Accrued expenses and other liabilities	83.7	80.7
Total liabilities	2,283.2	1,469.4
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 80,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 26,621,710 and 25,699,704 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	1,674.7	1,651.5
Accumulated other comprehensive (loss) income	(14.5)	1.8
Accumulated deficit	(1,191.2)	(1,217.2)
Total stockholders’ equity	469.0	436.1
Total liabilities and stockholders’ equity	$2,752.2	$1,905.5
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Net earned premium	$128.3	$99.7	$345.9	$281.0
Commission income, net	15.6	10.5	44.0	39.6
Service and fee income	4.1	3.1	11.0	8.8
Net investment income	8.0	7.3	21.3	18.8
Total revenue	156.0	120.6	422.2	348.2
Expenses:
Losses and loss adjustment expenses	72.7	47.5	180.0	184.4
Insurance related expenses	39.3	32.9	112.9	95.9
Technology and development expenses	11.0	8.0	30.5	24.2
Sales and marketing expenses	5.9	8.0	18.5	26.1
General and administrative expenses	17.0	16.5	51.4	50.4
Impairment and restructuring charges	—	3.8	—	5.0
Gain on sale of business	—	(95.0)	—	(95.0)
Interest and other expense, net	1.2	0.8	1.8	0.7
Total expenses	147.1	22.5	395.1	291.7
Income before income taxes	8.9	98.1	27.1	56.5
Income tax expense (benefit)	0.1	—	1.1	(0.1)
Net income	8.8	98.1	26.0	56.6
Net income attributable to noncontrolling interests, net of tax	—	—	—	4.9
Net income attributable to Hippo	$8.8	$98.1	$26.0	$51.7
Other comprehensive (loss) income:
Change in net unrealized (loss) gain on investments, net of tax	(12.5)	1.3	(16.3)	4.1
Comprehensive (loss) income attributable to Hippo	$(3.7)	$99.4	$9.7	$55.8

Per share data:
Net income per share attributable to Hippo
Basic	$0.33	$3.90	$0.99	$2.04
Diluted	$0.33	$3.77	$0.98	$1.97

Weighted average common shares outstanding
Basic	26,499,520	25,183,389	26,183,300	25,362,467
Diluted	27,030,298	26,025,069	26,628,602	26,186,034
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders' Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2026	25,699,704	$—	$1,651.5	$1.8	$(1,217.2)	$436.1	$—	$436.1
Net income	—	—	—	—	7.1	7.1	—	7.1
Other comprehensive loss	—	—	—	(2.4)	—	(2.4)	—	(2.4)
Issuance of common stock from stock plans and contingently issuable shares	336,213	—	1.0	—	—	1.0	—	1.0
Stock-based compensation expense	—	—	6.9	—	—	6.9	—	6.9
Balance at March 31, 2026	26,035,917	$—	1,659.4	(0.6)	(1,210.1)	448.7	—	448.7
Net income	—	—	—	—	10.1	10.1	—	10.1
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)	—	(1.4)
Issuance of common stock from stock plans and contingently issuable shares	348,981	—	1.1	—	—	1.1	—	1.1
Stock-based compensation expense	—	—	7.1	—	—	7.1	—	7.1
Balance at June 30, 2026	26,384,898	$—	$1,667.6	$(2.0)	$(1,200.0)	$465.6	$—	$465.6
Net income	—	—	—	—	8.8	8.8	—	8.8
Other comprehensive loss	—	—	—	(12.5)	—	(12.5)	—	(12.5)
Issuance of common stock from stock plans and contingently issuable shares	236,812	—	0.4	—	—	0.4	—	0.4
Stock-based compensation expense	—	—	6.7	—	—	6.7	—	6.7
Balance at September 30, 2026	26,621,710	$—	$1,674.7	$(14.5)	$(1,191.2)	$469.0	$—	$469.0
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Hippo Stockholders’ Equity	Non controlling Interests	Total Stockholders’ Equity
	Shares	Amount

Balance at January 1, 2025	24,866,803	$—	$1,639.7	$(2.7)	$(1,274.9)	$362.1	$3.1	$365.2
Net loss	—	—	—	—	(47.7)	(47.7)	2.3	(45.4)
Other comprehensive income	—	—	—	2.1	—	2.1	—	2.1
Issuance of common stock from stock plans and contingently issuable shares	290,411	—	1.0	—	—	1.0	—	1.0
Shares withheld related to net share settlement	—	—	(3.2)	—	—	(3.2)	—	(3.2)
Stock-based compensation expense	—	—	8.5	—	—	8.5	—	8.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.5)	(2.5)
Balance at March 31, 2025	25,157,214	$—	$1,646.0	$(0.6)	$(1,322.6)	$322.8	$2.9	$325.7
Net income	—	—	—	—	1.3	1.3	2.6	3.9
Other comprehensive income	—	—	—	0.7	—	0.7	—	0.7
Issuance of common stock from stock plans and contingently issuable shares	385,839	—	1.3	—	—	1.3	—	1.3
Shares withheld related to net share settlement	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Stock-based compensation expense	—	—	8.6	—	—	8.6	—	8.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.9)	(3.9)
Balance at June 30, 2025	25,543,053	$—	$1,653.7	$0.1	$(1,321.3)	$332.5	$1.6	$334.1
Net income	—	—	—	—	98.1	98.1	—	98.1
Other comprehensive income	—	—	—	1.3	—	1.3	—	1.3
Issuance of common stock from stock plans and contingently issuable shares	308,622	—	0.5	—	—	0.5	—	0.5
Repurchase of common stock	(514,309)	—	(14.5)	—	—	(14.5)	—	(14.5)
Shares withheld related to net share settlement	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Stock-based compensation expense	—	—	7.6	—	—	7.6	—	7.6
Eliminations of noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Balance at September 30, 2025	25,337,366	$—	$1,643.3	$1.4	$(1,223.2)	$421.5	$—	$421.5
See Notes to Unaudited Interim Condensed Consolidated Financial Statements

HIPPO HOLDINGS INC.
Unaudited Interim Condensed Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net cash provided by operating activities	$124.2	$6.0
Cash flows from investing activities:
Capitalized internal use software costs	(9.5)	(9.7)
Purchases of property and equipment	(0.6)	(0.1)
Purchases of fixed maturities	(228.5)	(72.6)
Maturities of fixed maturities	47.5	31.5
Sales of fixed maturities	22.4	1.2
Purchases of short-term investments	(150.8)	(227.0)
Maturities of short-term investments	151.5	220.3
Sales of short-term investments	91.5	5.1
Proceeds from deferred consideration	25.0	—
Proceeds from sale of business, net of cash disposed	—	65.8
Net cash (used in) provided by investing activities	$(51.5)	$14.5
Cash flows from financing activities:
Proceeds from surplus note	—	47.9
Taxes paid related to net share settlement of equity awards	—	(9.4)
Proceeds from issuance of common stock	2.5	2.8
Share repurchases under program	—	(14.5)
Distributions to noncontrolling interests	—	(6.4)
Other	1.5	(1.5)
Net cash provided by financing activities	$4.0	$18.9

Net increase in cash, cash equivalents, and restricted cash	76.7	39.4
Cash, cash equivalents, and restricted cash at the beginning of the period	250.1	232.8
Cash, cash equivalents, and restricted cash at the end of the period	$326.8	$272.2

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
Segment Reporting
The Company has a single operating segment, the property and casualty insurance business. The property and casualty insurance business generates revenues primarily from net earned premiums, commission income, and net investment income.
The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive income (loss) and there are no other segment expenses at a more disaggregated level used by the CODM. The CODM reviews the Company’s net income as reported in the Company’s unaudited interim condensed consolidated statements of operations and comprehensive income (loss), which is the primary measure of segment profit and loss. The CODM reviews this measure to monitor budget versus actual results and in competitive analysis by benchmarking to the Company’s competitors. The budgeted versus actual results analysis along with the competitive analysis are used to make resource allocation decisions. While the Company’s CODM also reviews the revenue streams attributable to individual lines of business, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis. The measure of segment assets is reported in the Company’s unaudited interim condensed consolidated balance sheet as total consolidated assets.
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

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Cash, Cash Equivalents, and Restricted Cash
Cash consists of cash on deposit. The Company considers all highly liquid securities readily convertible to cash, that mature within three months or less from the original date of purchase to be cash equivalents. This includes money market funds, commercial paper, U.S. government and agency securities, and other securities. The Company’s restricted cash relates to cash restricted to support collateral to insurers and fiduciary assets. Restricted cash includes fiduciary assets of $13.5 million and $28.7 million as of September 30, 2026 and December 31, 2025, respectively.
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
ASUs issued but not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The effective date of ASU No. 2024-03, as clarified by ASU No. 2025-01, is described below.
In January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date, clarifying the interim reporting date when an entity must adopt ASU No. 2024-03. According to ASU No. 2025-01, ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently assessing the impact of ASU No. 2024-03 and ASU No. 2025-01 on the Company’s consolidated financial statements and notes to the consolidated financial statements.

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
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s unaudited interim condensed consolidated financial statements and notes to the consolidated financial statements, but does not expect this standard to have a material impact on its financial statements.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
2. Investments
The amortized cost and fair value of fixed maturities securities and short-term investments are as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$98.7	$—	$(2.5)	$96.2
States and other territories	7.1	—	(0.3)	6.8
Corporate securities	250.0	0.1	(7.9)	242.2
Residential mortgage-backed securities	60.6	—	(3.6)	57.0
Commercial mortgage-backed securities	3.1	—	(0.2)	2.9
Asset backed securities	31.2	—	—	31.2
Total fixed maturities available-for-sale	450.7	0.1	(14.5)	436.3
Short-term investments:
U.S. government and agencies	51.5	—	—	51.5
Corporate securities	11.3	—	—	11.3
Total short-term investments	62.8	—	—	62.8
Total	$513.5	$0.1	$(14.5)	$499.1

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$75.7	$0.1	$(0.1)	$75.7
States and other territories	8.2	0.1	(0.1)	8.2
Corporate securities	144.0	2.6	(0.2)	146.4
Residential mortgage-backed securities	38.2	0.4	(0.9)	37.7
Commercial mortgage-backed securities	5.2	—	(0.2)	5.0
Asset backed securities	20.4	—	—	20.4
Total fixed maturities available-for-sale	291.7	3.2	(1.5)	293.4
Short-term investments:
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	49.0	—	—	49.0
Total short-term investments	152.5	—	—	152.5
Total	$444.2	$3.2	$(1.5)	$445.9
The following tables present the gross unrealized losses and related fair values for the Company’s investments in available-for-sale debt securities and short-term investments, grouped by duration of time in a continuous unrealized loss position as of September 30, 2026, and December 31, 2025:

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$90.9	$(2.4)	$1.8	$(0.1)	$92.7	$(2.5)
States and other territories	5.2	(0.2)	1.6	(0.1)	6.8	(0.3)
Corporate securities	216.5	(7.8)	6.7	(0.1)	223.2	(7.9)
Residential mortgage-backed securities	49.5	(2.5)	7.2	(1.1)	56.7	(3.6)
Commercial mortgage-backed securities	0.4	—	1.6	(0.2)	2.0	(0.2)
Total	$362.5	$(12.9)	$18.9	$(1.6)	$381.4	$(14.5)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(in millions)
Fixed maturities available-for-sale:
U.S. government and agencies	$17.1	$—	$3.2	$(0.1)	$20.3	$(0.1)
States and other territories	0.9	—	2.6	(0.1)	3.5	(0.1)
Corporate securities	7.5	—	8.6	(0.2)	16.1	(0.2)
Residential mortgage-backed securities	7.2	—	8.6	(0.9)	15.8	(0.9)
Commercial mortgage-backed securities	0.8	—	2.9	(0.2)	3.7	(0.2)
Asset backed securities	13.0	—	0.2	—	13.2	—
Short-term investments:
Corporate securities	6.2	—	—	—	6.2	—
Total	$52.7	$—	$26.1	$(1.5)	$78.8	$(1.5)
The Company has determined that unrealized losses as of September 30, 2026 and December 31, 2025 resulted from the interest rate environment, rather than a deterioration of the creditworthiness of the issuers. Therefore, an allowance for credit losses was not necessary as it is more likely than not that the Company will not be required to sell the investments before the recovery of the amortized cost basis or until maturity. As of September 30, 2026, none of the Company’s fixed maturity portfolio was unrated or rated below investment grade.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The amortized cost and fair value of fixed maturities securities by contractual maturity are as follows:

	September 30, 2026
	Amortized Cost	Fair Value
	(in millions)
Due to mature:
One year or less	$52.9	$52.7
After one year through five years	192.7	187.9
After five years through ten years	106.3	100.9
After ten years	3.9	3.7
Residential mortgage-backed securities	60.6	57.0
Commercial mortgage-backed securities	3.1	2.9
Asset backed securities	31.2	31.2
Total fixed maturities available-for-sale	$450.7	$436.3
Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Net realized gains and losses on fixed maturity securities were insignificant for the three and nine months ended September 30, 2026 and 2025.
The Company’s net investment income is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Investment income	$8.1	$7.4	$21.7	$19.2
Investment expenses	(0.1)	(0.1)	(0.4)	(0.4)
Net investment income	$8.0	$7.3	$21.3	$18.8
Pursuant to certain regulatory requirements, the Company is required to hold assets on deposit with various state insurance departments for the benefit of policyholders. These special deposits are included in cash and cash equivalents, fixed maturities, or short-term investments on the unaudited interim condensed consolidated balance sheets. The carrying value of securities on deposit with state regulatory authorities total $9.9 million and $13.3 million as of September 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$326.8	$—	$—	$326.8
Fixed maturities available-for-sale:
U.S. government and agencies	96.2	—	—	96.2
States and other territories	—	6.8	—	6.8
Corporate securities	—	242.2	—	242.2
Residential mortgage-backed securities	—	57.0	—	57.0
Commercial mortgage-backed securities	—	2.9	—	2.9
Asset backed securities	—	31.2	—	31.2
Total fixed maturities available-for-sale	96.2	340.1	—	436.3
Short-term investments
U.S. government and agencies	51.5	—	—	51.5
Corporate securities	—	11.3	—	11.3
Total short-term investments	51.5	11.3	—	62.8
Total financial assets	$474.5	$351.4	$—	$825.9

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in millions)
Financial assets:
Cash, cash equivalents, and restricted cash	$250.1	$—	$—	$250.1
Fixed maturities available-for-sale:
U.S. government and agencies	75.7	—	—	75.7
States and other territories	—	8.2	—	8.2
Corporate securities	—	146.4	—	146.4
Residential mortgage-backed securities	—	37.7	—	37.7
Commercial mortgage-backed securities	—	5.0	—	5.0
Asset backed securities	—	20.4	—	20.4
Total fixed maturities available-for-sale	75.7	217.7	—	293.4
Short-term investments
U.S. government and agencies	103.5	—	—	103.5
Corporate securities	—	49.0	—	49.0
Total short-term investments	103.5	49.0	—	152.5
Total financial assets	$429.3	$266.7	$—	$696.0
The Company’s policy is to recognize transfers into and transfers out of fair value hierarchy levels at the end of each reporting period. There were no transfers between levels in the fair value hierarchy during the nine months ended September 30, 2026.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Non-Recurring Fair Value Measurements
The Company has an approximately 19% ownership stake in First Connect Insurance Services (“First Connect”), a non-public company. The Company estimates the fair value on a non-recurring basis using the fair value of First Connect’s common stock, as applicable. Because of the nature of the unobservable inputs, the Company classifies this retained interest as Level 3 in the fair value hierarchy. The fair value of the Company’s investment was $4.5 million as of September 30, 2026 and December 31, 2025, and included in other assets on the unaudited interim condensed consolidated balance sheets.
4. Intangible Assets

		September 30, 2026			December 31, 2025
	Weighted-Average Useful Life Remaining (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions)
Agency and carrier relationships	1.9	$3.4	$(2.6)	$0.8	$3.4	$(2.2)	$1.2
State licenses and domain name	Indefinite	10.5	—	10.5	10.5	—	10.5
Customer relationships	4.3	3.0	(1.2)	1.8	3.0	(0.9)	2.1
Other	—	—	—	—	0.4	(0.4)	—
Total intangible assets, net		$16.9	$(3.8)	$13.1	$17.3	$(3.5)	$13.8
Amortization expense related to intangible assets for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $0.7 million and $1.5 million, respectively. The amortization expense is primarily included in sales and marketing expenses and general and administrative expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).
5. Capitalized Internal Use Software
Amortization expense related to capitalized internal use software for the three months ended September 30, 2026 and 2025 was $4.3 million and $4.2 million, and for the nine months ended September 30, 2026 and 2025 was $13.0 million and $12.9 million, respectively. The amortization expense is included in insurance related expenses on the unaudited interim condensed consolidated statements of operations and comprehensive income (loss).

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
6. Other Assets

	September 30, 2026	December 31, 2025
	(in millions)
Property and equipment	$31.3	$31.6
Deferred policy acquisition costs	44.4	28.6
Deferred consideration	—	25.0
Prepaid expenses	7.1	5.7
Claims receivable	0.6	0.9
Lease right-of-use assets	1.8	1.6
Other	10.4	10.2
Total other assets	$95.6	$103.6
Policy acquisition costs deferred, net for the three months ended September 30, 2026 and 2025 were $26.9 million and $19.0 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $62.6 million and $56.6 million, respectively. The Company amortized deferred policy acquisition costs of $18.8 million and $12.3 million for the three months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025 amortized $46.8 million and $39.2 million, respectively.
7. Accrued Expenses and Other Liabilities

	September 30, 2026	December 31, 2025
	(in millions)
Claim payments outstanding	$10.4	$14.9
Advances from customers	17.3	10.9
Premium refund liability	11.1	11.8
Employee related accruals	12.4	9.0
Lease liability	3.2	4.5
Fiduciary liability	1.5	1.1
Other	27.8	28.5
Total accrued expenses and other liabilities	$83.7	$80.7
8. Surplus Note
The Company issued a surplus note on June 2, 2025 in the amount of $50.0 million with a fixed interest rate of 9.5% for a term of 15 years. The surplus note is callable by the Company in 7 years from the issuance date. Interest on the outstanding principal is payable on September 1 and March 1 every year. Payment of principal and interest requires regulatory approval before such payment may be made. The Company paid $4.8 million in interest for the nine months ended September 30, 2026.

	September 30, 2026	December 31, 2025
	(in millions)
Surplus note	$50.0	$50.0
Less: unamortized debt issuance costs	(2.1)	(2.1)
Total surplus note, net	$47.9	$47.9
The Company’s surplus note is recorded at its carrying value net of unamortized debt issuance costs. The estimated fair value of the surplus note as of September 30, 2026 was $46.9 million, and is classified as Level 3 within the fair value hierarchy. The surplus note’s fair value is estimated using a discounted cash flow technique with a rate constructed of a duration-matched risk-free anchor plus credit and illiquidity spread.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
9. Losses and Loss Adjustment Expense Reserves
The reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses, net of reinsurance is summarized as follows:

	For the nine months ended September 30,
	2026	2025
	(in millions)
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of beginning of the period	$420.4	$350.0
Less: Reinsurance recoverables on unpaid losses and LAE	(289.0)	(229.9)
Reserve for losses and LAE, net of reinsurance recoverables as of beginning of the period	131.4	120.1
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	184.6	195.0
Prior years	(4.6)	(10.6)
Total incurred	180.0	184.4
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	78.1	120.6
Prior years	49.5	57.2
Total paid	127.6	177.8

Reserve for losses and LAE, net of reinsurance recoverables at end of period	183.8	126.7
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	458.9	257.7
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE as of end of the period	$642.7	$384.4
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
Net incurred losses and LAE experienced favorable prior years development of $4.6 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively. The prior period development for the nine months ended September 30, 2026 of $4.6 million includes a $2.6 million gain from a reinsurance commutation, as well as $2.0 million of favorable net loss development from catastrophe reserves relating to the Company’s property lines, primarily from accident years 2023 and 2024. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.
The prior period development for the nine months ended September 30, 2025 of $10.6 million was driven primarily by favorable net loss development relating to the 2024 and prior accident years, resulting in a net release of $8.2 million from attritional reserves and $2.4 million from catastrophe reserves. These changes are primarily a result of ongoing analysis of claims emergence patterns and loss trends.

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
The whole account quota share was a strategic reinsurance program placed June 1, 2026. The contract covers all lines of business, including both property as well as casualty, for which the Company has a retention at least equal to the reinsurance participation. This aligns the Company’s interests with that of the reinsurer. While the whole account quota share provides some property catastrophe relief below the attachment of the Group Cat, it was mainly placed to increase future growth optionality and manage the business on a portfolio basis.
For business written by the Company’s MGA, the Company strategically retains a significant level of risk, reflecting the Company’s confidence in the portfolio’s underwriting performance. The business written by the Company’s MGA is primarily covered by catastrophe XOL protection.
The Company also utilizes collateralized reinsurance through Mountain Re Ltd., a Bermuda-based special purpose insurer. The catastrophe bonds issued through Mountain Re Ltd. provide multi-year per occurrence coverage for a range of perils, including hurricane and wildfire, for business written through the Company’s MGA.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
The following tables reflect amounts affecting the unaudited interim condensed consolidated statements of operations and comprehensive income (loss) for reinsurance as of and for the three and nine months ended September 30, 2026, and 2025.

	For the Three Months Ended September 30,
	2026			2025
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
	(in millions)
Direct	$487.3	$368.0	$215.7	$310.0	$252.0	$99.8
Assumed	10.8	3.2	1.5	1.2	1.0	0.8
Gross	498.1	371.2	217.2	311.2	253.0	100.6
Ceded	(349.0)	(242.9)	(144.5)	(193.3)	(153.3)	(53.1)
Net	$149.1	$128.3	$72.7	$117.9	$99.7	$47.5

	For the Nine Months Ended September 30,
	2026			2025
	Written premiums	Earned premiums	Loss and LAE incurred	Written premiums	Earned premiums	Loss and LAE incurred
	(in millions)
Direct	$1,297.7	$1,019.0	$553.5	$817.3	$710.4	$397.5
Assumed	15.0	5.5	2.6	3.4	3.9	2.7
Gross	1,312.7	1,024.5	556.1	820.7	714.3	400.2
Ceded	(879.0)	(678.6)	(376.1)	(495.6)	(433.3)	(215.8)
Net	$433.7	$345.9	$180.0	$325.1	$281.0	$184.4
As of September 30, 2026 and December 31, 2025, a provision for sliding scale commissions of $50.3 million and $36.0 million, respectively, is included in provision for commission on the unaudited interim condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, a receivable for sliding scale commissions of $70.0 million and $37.6 million, respectively, is included in ceding commissions receivable on the unaudited interim condensed consolidated balance sheets.
As of September 30, 2026 and December 31, 2025, a provision for loss participation features of $16.1 million and $17.4 million, respectively, was recorded as a contra-asset in reinsurance recoverable on the unaudited interim condensed consolidated balance sheets.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
11. Geographical Breakdown of Gross Written Premium
Gross written premium by state is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP	Amount	% of GWP
	(in millions, except percentages)
State
California	$101.7	20%	$66.8	22%	$253.9	19%	$163.2	20%
New York	99.3	20%	13.8	4%	213.5	16%	60.6	7%
Texas	28.9	6%	37.7	12%	151.5	12%	99.5	12%
Florida	49.8	10%	40.1	13%	149.4	11%	118.9	15%
Illinois	15.1	3%	9.1	3%	44.5	3%	24.0	3%
Georgia	10.3	2%	9.5	3%	31.2	2%	23.0	3%
New Jersey	18.6	4%	6.1	2%	34.7	3%	14.2	2%
Colorado	10.4	2%	5.9	2%	26.1	2%	16.8	2%
Massachusetts	8.7	2%	7.0	2%	24.2	2%	20.4	2%
Pennsylvania	10.5	2%	6.5	2%	24.9	2%	15.9	2%
Other	144.8	29%	108.7	35%	358.8	28%	264.2	32%
Total	$498.1	100%	$311.2	100%	$1,312.7	100%	$820.7	100%
12. Commitments and Contingencies
Purchase Commitments
As of September 30, 2026, the Company has total minimum purchase commitments, which must be made during the next three years, of $3.2 million.
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
Stock Options
The following table summarizes option activity under the plans:

	Options Outstanding		Weighted-Average Remaining Contract Term (in Years)	Aggregate Intrinsic Value (in Millions)
	Number of Shares	Weighted Average Exercise Price

Outstanding as of December 31, 2025	614,849	$15.44	5.0	$9.0
Granted	—	—		—
Exercised	(99,018)	15.06		1.2
Canceled/Expired	(5)	15.88		—
Outstanding as of September 30, 2026	515,826	15.51	4.8	$7.9
Vested and exercisable as of September 30, 2026	515,826	$15.51	4.8	$7.9
The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $1.2 million and $4.6 million, respectively, and is calculated based on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date. There is no unrecognized compensation cost as of September 30, 2026 related to stock options.
Restricted Stock Units and Performance Stock Units
The Company grants service-based RSUs and performance-based RSUs (“PSUs”) as part of the Company’s equity compensation plans. The Company measures RSU and PSU expense for awards granted based on the estimated fair value of those awards at the grant date. To estimate the fair value of PSUs containing a market condition, the Company used the Monte Carlo valuation model. The fair value of all other awards is based on the closing price of the Company’s common stock as reported on the NYSE on the date of grant. The RSUs generally vest over a period of two to four years. The PSUs vest based on the level of achievement of the performance goals and continued employment with the Company over a one- to four-year performance period.
During the nine months ended September 30, 2026, the Company granted PSUs to certain executives of the Company where vesting is based on the Company’s internal financial measures over a three-year period. Between 0% and 100% of the granted amount may vest based on the level of achievement of the performance goals and continued employment with the Company. Total compensation expense at the grant date assuming 100% achievement is $3.2 million.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
During the nine months ended September 30, 2026, the Company also granted PSUs to certain executives of the Company where vesting is based on the Company’s total shareholder return (“TSR”) relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair values ranged between $20.21 and $26.66 per unit, depending on the grant date. Total compensation expense at the grant date is $2.5 million.
During the nine months ended September 30, 2025, the Company granted PSUs to its CEO. Vesting is based on the Company’s TSR relative to a peer group over a three-year period. Between 0% and 100% of the target shares may vest based on performance. The awards are classified as equity and were valued on the grant date using the Monte Carlo simulation. Expense is recognized over the service period regardless of TSR outcome, provided continued employment. The weighted-average grant-date fair value was $24.08 per unit. Total compensation expense at the grant date is $1.0 million.
Stock-based compensation expense for RSUs is recognized based on a straight-line basis over the employee requisite service period. Stock-based compensation expense for PSUs is recognized on a graded accelerated basis over the employee requisite service period. The Company accounts for forfeitures as they occur.
The following table summarizes the RSU and PSU activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant-Date Fair Value per Share
Unvested and outstanding as of December 31, 2025	1,328,658	$27.62
Granted	1,201,809	27.69
Released	(776,813)	26.52
Canceled and forfeited	(319,421)	29.01
Unvested and outstanding as of September 30, 2026	1,434,233	$27.96
Total unrecognized compensation cost related to unvested RSUs and PSUs is $34.2 million as of September 30, 2026, and it is expected to be recognized over a weighted-average period of 2 years.
2021 Employee Stock Purchase Plan
The Company adopted the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which is designed to allow eligible employees of the Company to purchase shares of the Company’s common stock with their accumulated payroll deductions at a price equal to 85% of the lesser of the fair market value on the first business day of the offering period or on the designated purchase date of the offering period, up to a maximum purchase amount of $25,000 during the calendar year. The 2021 ESPP offers a six-month look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the nine months ended September 30, 2026 and 2025, 45,861 and 88,878 shares were issued under the 2021 ESPP, respectively. In addition, the number of shares available for issuance under the 2021 ESPP is increased annually on January 1 of each calendar year ending in 2031, by an amount equal to the lesser of (i) one percent of the shares outstanding (on a converted basis) on the last day of the immediately preceding fiscal year and (ii) such number of shares as may be determined by the board of directors.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Stock-Based Compensation
Total stock-based compensation expense, classified in the accompanying unaudited interim condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Losses and loss adjustment expenses	$0.2	$0.3	$0.6	$0.9
Insurance related expenses	0.8	1.0	2.4	3.5
Technology and development expenses	1.2	1.3	3.9	4.3
Sales and marketing expenses	0.8	1.0	2.2	2.9
General and administrative expenses	3.3	3.4	10.3	11.0
Total stock-based compensation expense	$6.3	$7.0	$19.4	$22.6
Share Repurchases
As of September 30, 2026, $18.1 million of common stock remains available for repurchase. Shares repurchased by the Company are accounted for when the transaction is settled. During the nine months ended September 30, 2026, there were no share repurchases.
Warrants
The Company’s warrants (the “Warrants”), issued in November 2020 and delisted from the New York Stock Exchange in September 2024, expired on August 2, 2026. The material terms of the Warrants were previously disclosed in the Company’s Annual Report on Form 10-K.
14. Income Taxes
The consolidated effective tax rate was 0.7% and 0.04% for the three months ended September 30, 2026 and 2025, respectively. The consolidated effective tax rate was 3.9% and (0.2)% for the nine months ended September 30, 2026 and 2025, respectively. The difference between the rate for the three and nine months ended September 30, 2026 and 2025 and the U.S. federal income tax rate of 21% was due primarily to a full valuation allowance against the Company’s net deferred tax assets, partially offset by state income taxes.
As of September 30, 2026 and December 31, 2025, the Company has $5.6 million and $5.2 million of unrecognized tax benefits, respectively, fully offset by a valuation allowance. No material interest or penalties were incurred during the nine months ended September 30, 2026 and 2025.

HIPPO HOLDINGS INC.
Notes to Unaudited Interim Condensed Consolidated Financial Statements
15. Net Income Per Share Attributable to Common Stockholders
Net income per share attributable to common stockholders was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Hippo – basic and diluted (in millions)	$8.8	$98.1	$26.0	$51.7
Denominator:
Weighted-average shares used in computing net income per share attributable to Hippo
Basic	26,499,520	25,183,389	26,183,300	25,362,467
Diluted	27,030,298	26,025,069	26,628,602	26,186,034
Net income per share attributable to Hippo
Basic	$0.33	$3.90	$0.99	$2.04
Diluted	$0.33	$3.77	$0.98	$1.97
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding options	—	—	—	568
Common stock from outstanding warrants	—	360,000	—	360,000
RSU and PSUs	8,775	13,769	23,025	91,949
Employee stock purchase plan	—	—	10,398	—
Total	8,775	373,769	33,423	452,517

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of our operations addresses the consolidated financial condition as of September 30, 2026, compared with December 31, 2025, and consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. This should be read in conjunction with our unaudited interim condensed consolidated financial statements and notes thereto included in Item 1 of this report and also our Management’s Discussion and Analysis of Financial Condition and Results of Operations, the “Risk Factors” section, and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report and may be updated from time to time in our other filings with the SEC. Certain percentages herein may not sum or recalculate due to rounding.
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
We continue to execute actions to support balanced diversified growth, leveraging both third-party MGAs and our owned MGA to source and underwrite a diversified portfolio of risk across personal and commercial lines. We participate in MGA programs when they align with our risk appetite, and assess performance through disciplined underwriting, selective risk retention, reinsurance, and ongoing portfolio management. Over time, the mix of our written premium base has evolved, and we expect it may continue to evolve, with a lower proportion attributable to homeowners insurance as we further diversify our portfolio across less catastrophe exposed lines of business, primarily Commercial Multi-Peril and Casualty lines.
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
The whole account quota share was a strategic reinsurance program placed on June 1, 2026. The contract covers all lines of business, of which we have a retention of at least equal to the reinsurance participation. This aligns our interests with that of the reinsurer. While the whole account quota share provides some property catastrophe relief below the attachment of the Group Cat, it was mainly placed to increase future growth optionality and manage the business on a portfolio basis.
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
Income Taxes
Based on our assessment of current income and anticipated future earnings, there is a reasonable possibility that we will have sufficient evidence to release a significant portion of the valuation allowance within the next several quarters. However, our judgment regarding future earnings and the exact timing and amount of any valuation allowance release is subject to change due to many factors, including future market conditions and the ability to successfully execute our business plans and/or tax planning strategies. Release of the valuation allowance would result in the recognition of net deferred tax assets on our condensed consolidated balance sheet and would result in a material non-cash income tax benefit in our condensed consolidated statements of operations and comprehensive income (loss) in the period the release is recorded.

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes net income for the periods presented:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Revenue:
Net earned premium	$128.3	$99.7	$28.6	29%
Commission income, net	15.6	10.5	5.1	49%
Service and fee income	4.1	3.1	1.0	32%
Net investment income	8.0	7.3	0.7	10%
Total revenue	156.0	120.6	35.4	29%
Expenses:
Losses and loss adjustment expenses	72.7	47.5	25.2	53%
Insurance related expenses	39.3	32.9	6.4	19%
Technology and development expenses	11.0	8.0	3.0	38%
Sales and marketing expenses	5.9	8.0	(2.1)	(26)%
General and administrative expenses	17.0	16.5	0.5	3%
Impairment and restructuring charges	—	3.8	(3.8)	NM
Gain on sale of business	—	(95.0)	95.0	NM
Interest and other expense, net	1.2	0.8	0.4	50%
Total expenses	147.1	22.5	124.6	NM
Income before income taxes	8.9	98.1	(89.2)	(91)%
Income tax expense	0.1	—	0.1	NM
Net income	8.8	98.1	(89.3)	(91)%
Net income attributable to Hippo	$8.8	$98.1	$(89.3)	(91)%
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.
Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$66.1	$63.9	$2.2	3%
Renters	19.1	18.7	0.4	2%
Commercial Multi-Peril	25.9	13.8	12.1	88%
Casualty	15.9	3.2	12.7	397%
Other	1.3	0.1	1.2	NM
Total	$128.3	$99.7	$28.6	29%
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.
For the three months ended September 30, 2026, net earned premium was $128.3 million, an increase of $28.6 million, or 29% compared to $99.7 million for the three months ended September 30, 2025. The increase was due primarily to the earning of increased gross written premium volume in our Commercial Multi-Peril and Casualty lines.

Commission Income, Net
For the three months ended September 30, 2026, commission income, net was $15.6 million, an increase of $5.1 million, or 49%, compared to $10.5 million for the three months ended September 30, 2025. The increase was due primarily to an increase in fronting fee revenue of $4.9 million earned from third-party MGA program partners, driven by growth across our Commercial Multi-Peril and Casualty lines.
Service and Fee Income
For the three months ended September 30, 2026, service and fee income was $4.1 million, an increase of $1.0 million, or 32%, compared to $3.1 million for the three months ended September 30, 2025. The increase was due primarily to an increase in service fees of $0.8 million.
Net Investment Income
For the three months ended September 30, 2026, net investment income was $8.0 million, an increase of $0.7 million, or 10%, compared to $7.3 million for the three months ended September 30, 2025. The increase was due primarily to higher average balance in cash and investments during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, asset backed securities, and residential and commercial mortgage-backed securities.
Losses and Loss Adjustment Expenses
For the three months ended September 30, 2026, losses and loss adjustment expenses were $72.7 million, an increase of $25.2 million, or 53%, compared to $47.5 million for the three months ended September 30, 2025. The increase was due primarily to an increase in non-catastrophe losses related to premium growth and a shift in business mix towards our Commercial Multi-Peril and Casualty lines of business as well as an increase in catastrophe losses due primarily to an immaterial amount of catastrophe losses in the prior year period. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Catastrophe losses	$8.3	$(0.3)	$8.6	NM
Non-catastrophe losses	64.4	47.8	16.6	35%
Total losses and loss adjustment expenses	$72.7	$47.5	25.2	53%

Catastrophe loss ratio	6.5%	(0.3)%
Non-catastrophe loss ratio	50.2%	47.9%
Net loss ratio	56.7%	47.6%
Catastrophe losses for the three months ended September 30, 2026 were primarily related to convective storm, weather, and wildfire activity as compared to an immaterial activity for the three months ended September 30, 2025.
There was an immaterial impact related to prior year developments included in our catastrophe loss ratio for the three months ended September 30, 2026 as compared to a benefit of 1 percentage point for the three months ended September 30, 2025.
The non-catastrophe loss ratio increased due primarily to a shift in business mix toward our Commercial Multi-Peril and Casualty lines of business which carry higher expected loss ratios than our Homeowners and Renters lines. There was an immaterial impact related to prior year developments included in our non-catastrophe loss ratio for the three months ended September 30, 2026 and 2025.

Insurance Related Expenses
For the three months ended September 30, 2026, insurance related expenses were $39.3 million, an increase of $6.4 million, or 19%, compared to $32.9 million for the three months ended September 30, 2025. The increase was due primarily to an increase in net acquisition expenses of $7.1 million due to increased premium, partially offset by a decrease in other insurance related costs.
Technology and Development Expenses
For the three months ended September 30, 2026, technology and development expenses were $11.0 million, an increase of $3.0 million, or 38%, compared to $8.0 million for the three months ended September 30, 2025. The increase was due primarily to higher headcount, including an increase in headcount to support a transition services agreement with associated service fee income.
Sales and Marketing Expenses
For the three months ended September 30, 2026, sales and marketing expenses were $5.9 million, a decrease of $2.1 million, or 26%, compared to $8.0 million for the three months ended September 30, 2025. The decrease was due primarily to a $1.4 million reduction in employee-related costs resulting from lower headcount as well as a decrease in consulting costs.
General and Administrative Expenses
For the three months ended September 30, 2026, general and administrative expenses were $17.0 million, an increase of $0.5 million, or 3%, compared to $16.5 million for the three months ended September 30, 2025. The increase was due primarily to an increase in employee-related expenses of $0.4 million due to an increase in headcount.
Impairment and Restructuring Charges
For the three months ended September 30, 2026, we incurred no impairment and restructuring charges, compared to $3.8 million for the three months ended September 30, 2025 which resulted from the impairment of capitalized software which had been determined to have no future useful life due to the sale of our homebuilder distribution network.
Gain on Sale of Business
For the three months ended September 30, 2025, we recognized a gain on sale of $95.0 million related to the sale of our homebuilder distribution network.
Interest and other expense, net
For the three months ended September 30, 2026, interest and other expense, net was $1.2 million, an increase of $0.4 million, compared to interest and other expense, net of $0.8 million for the three months ended September 30, 2025. The increase was due primarily to $0.4 million of income from a transition services agreement recorded in the prior-year period, which did not recur in the current period. Both periods include $1.2 million of interest expense on our surplus note issued in June 2025.
Income Taxes
For the three months ended September 30, 2026 and 2025, income tax expense was $0.1 million and $0.0 million, respectively.
Net Income Attributable to Hippo
For the three months ended September 30, 2026, net income attributable to Hippo was $8.8 million, a decrease of $89.3 million compared to a net income attributable to Hippo of $98.1 million for the three months ended September 30, 2025 due to the factors described above.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes net income for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Revenue:
Net earned premium	$345.9	$281.0	$64.9	23%
Commission income, net	44.0	39.6	4.4	11%
Service and fee income	11.0	8.8	2.2	25%
Net investment income	21.3	18.8	2.5	13%
Total revenue	422.2	348.2	74.0	21%
Expenses:
Losses and loss adjustment expenses	180.0	184.4	(4.4)	(2)%
Insurance related expenses	112.9	95.9	17.0	18%
Technology and development expenses	30.5	24.2	6.3	26%
Sales and marketing expenses	18.5	26.1	(7.6)	(29)%
General and administrative expenses	51.4	50.4	1.0	2%
Impairment and restructuring charges	—	5.0	(5.0)	NM
Gain on sale of business	—	(95.0)	95.0	NM
Interest and other expense, net	1.8	0.7	1.1	157%
Total expenses	395.1	291.7	103.4	35%
Income before income taxes	27.1	56.5	(29.4)	(52)%
Income tax expense (benefit)	1.1	(0.1)	1.2	NM
Net income	26.0	56.6	(30.6)	(54)%
Net income attributable to noncontrolling interests, net of tax	—	4.9	(4.9)	NM
Net income attributable to Hippo	$26.0	$51.7	$(25.7)	(50)%
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.
Net Earned Premium
The following table summarizes our net earned premiums by line of business for each period:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$194.4	$187.7	$6.7	4%
Renters	54.1	54.0	0.1	—%
Commercial Multi-Peril	65.6	32.4	33.2	102%
Casualty	29.8	4.5	25.3	562%
Other	2.0	2.4	(0.4)	(17)%
Total	$345.9	$281.0	$64.9	23%
For the nine months ended September 30, 2026, net earned premium was $345.9 million, an increase of $64.9 million, or 23% compared to $281.0 million for the nine months ended September 30, 2025. The increase was due primarily to the earning of increased gross written premium volume across our Commercial Multi-Peril and Casualty lines.

Commission Income, Net
For the nine months ended September 30, 2026, commission income, net was $44.0 million, an increase of $4.4 million, or 11%, compared to $39.6 million for the nine months ended September 30, 2025. The increase was due primarily to an increase in fronting fee revenue of $15.1 million earned from third-party MGA program partners driven by growth across our Commercial Multi-Peril and Casualty lines, partially offset by a decrease in agency commissions of $10.3 million due to the sale of our homebuilder distribution network in the third quarter of 2025.
Service and Fee Income
For the nine months ended September 30, 2026, service and fee income was $11.0 million, an increase of $2.2 million, or 25%, compared to $8.8 million for the nine months ended September 30, 2025. The increase is due primarily to an increase in service fees of $1.7 million.
Net Investment Income
For the nine months ended September 30, 2026, net investment income was $21.3 million, an increase of $2.5 million, or 13%, compared to $18.8 million for the nine months ended September 30, 2025. The increase was due primarily to higher average balance in cash and investments during the period. The Company’s investment portfolio is primarily comprised of securities issued by the U.S. government and agencies, money market accounts, high-grade corporate securities, asset backed securities, and residential and commercial mortgage-backed securities.
Losses and Loss Adjustment Expenses
For the nine months ended September 30, 2026, losses and loss adjustment expenses were $180.0 million, a decrease of $4.4 million, or 2%, compared to $184.4 million for the nine months ended September 30, 2025. The decrease was due primarily to lower catastrophe losses, as the prior year period included losses from a series of destructive wildfires affecting Los Angeles, California (the “LA Wildfires”) in January 2025. These were partially offset by an increase in non-catastrophe losses due primarily to premium growth and a shift in business mix towards our Commercial Multi-Peril and Casualty lines. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in millions)
Catastrophe losses	$20.6	$62.1	$(41.5)	(67)%
Non-catastrophe losses	159.4	122.3	37.1	30%
Total losses and loss adjustment expenses	$180.0	$184.4	$(4.4)	(2)%

Catastrophe loss ratio	6.0%	22.1%
Non-catastrophe loss ratio	46.1%	43.5%
Net loss ratio	52.1%	65.6%
Catastrophe loss activity for the nine months ended September 30, 2026 was primarily related to convective storm, weather, and wildfire activity while catastrophe loss activity for the nine months ended September 30, 2025 was due primarily to the LA Wildfires.
Included in our catastrophe loss ratio for the nine months ended September 30, 2026 and 2025 was a benefit of 1 percentage point related to prior year developments in both periods.
Non-catastrophe loss ratio increased due primarily to lower prior year favorable developments.
Included in our non-catastrophe loss ratio for the nine months ended September 30, 2026, is an immaterial impact related to prior year developments and a net benefit of 1 percentage point related to a gain from a reinsurance commutation, whereas for the nine months ended September 30, 2025, there was a benefit of 3 percentage points related to prior year developments.

Insurance Related Expenses
For the nine months ended September 30, 2026, insurance related expenses were $112.9 million, an increase of $17.0 million, or 18%, compared to $95.9 million for the nine months ended September 30, 2025. The increase was due primarily to an increase in net acquisition expenses of $15.6 million due to increased premium.
Technology and Development Expenses
For the nine months ended September 30, 2026, technology and development expenses were $30.5 million, an increase of $6.3 million, or 26%, compared to $24.2 million for the nine months ended September 30, 2025. The increase was due primarily to higher headcount, including an increase in headcount to support a transition services agreement with associated service fee income.
Sales and Marketing Expenses
For the nine months ended September 30, 2026, sales and marketing expenses were $18.5 million, a decrease of $7.6 million, or 29%, compared to $26.1 million for the nine months ended September 30, 2025. The decrease was due primarily to a $5.2 million reduction in employee-related costs resulting from lower headcount due to the sale of our homebuilder distribution network in the third quarter of 2025. The decrease also reflects the elimination of $0.8 million in amortization of intangible assets acquired in connection with our homebuilder distribution network, which was sold in the third quarter of 2025.
General and Administrative Expenses
For the nine months ended September 30, 2026, general and administrative expenses were $51.4 million, an increase of $1.0 million, or 2%, compared to $50.4 million for the nine months ended September 30, 2025. The increase was due primarily to an increase in employee-related expenses of $0.8 million due to an increase in headcount.
Impairment and Restructuring Charges
For the nine months ended September 30, 2026, we incurred no impairment and restructuring charges, compared to $5.0 million for the nine months ended September 30, 2025 which resulted from the impairment of capitalized software which had been determined to have no future useful life due to the sale of our homebuilder distribution network, and the impairment of a lease right-of-use asset due to termination of leased office space.
Gain on Sale of Business
For the nine months ended September 30, 2025, we recognized a gain on sale of $95.0 million related to the sale of our homebuilder distribution network.
Interest and other expense, net
For the nine months ended September 30, 2026, interest and other expense, net were $1.8 million, an increase of $1.1 million, compared to interest and other expense, net of $0.7 million for the nine months ended September 30, 2025. The increase was due primarily to an increase in interest expense of $2.0 million on our surplus note issued in June 2025, partially offset by $1.1 million of earnout consideration received in connection with a prior divestiture.
Income Taxes
For the nine months ended September 30, 2026 and 2025, income tax expense was $1.1 million and benefit of $0.1 million, respectively. The increase was due primarily to an increase in current expense for state income taxes.
Net Income Attributable to Noncontrolling Interest, net of tax
For the nine months ended September 30, 2026, there is no net income attributable to noncontrolling interest, compared to $4.9 million for the nine months ended September 30, 2025. The decrease was due to the elimination of the remaining noncontrolling interests related to the sale of our homebuilder distribution network.

Net Income Attributable to Hippo
For the nine months ended September 30, 2026, net income attributable to Hippo was $26.0 million, a decrease of $25.7 million compared to a net income attributable to Hippo of $51.7 million for the nine months ended September 30, 2025 due to the factors described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Gross written premium	$498.1	$311.2	$1,312.7	$820.7
Ceded written premium	(349.0)	(193.3)	(879.0)	(495.6)
Net written premium	149.1	117.9	433.7	325.1
Total revenue	156.0	120.6	422.2	348.2
Net income attributable to Hippo	8.8	98.1	26.0	51.7
Adjusted net income(1)	20.0	18.3	58.2	0.2
Net income per share attributable to Hippo, basic	0.33	3.90	0.99	2.04
Net income per share attributable to Hippo, diluted	0.33	3.77	0.98	1.97
Diluted adjusted earnings per share(1)	0.74	0.70	2.19	0.01
Annualized adjusted return on equity(1)	17.1%	19.4%	17.1%	0.1%
Net loss ratio	56.7%	47.6%	52.1%	65.6%
Catastrophe loss ratio	6.5%	(0.3)%	6.0%	22.1%
Non-catastrophe loss ratio	50.2%	47.9%	46.1%	43.5%
Expense ratio	41.7%	52.0%	45.8%	52.7%
Combined ratio	98.4%	99.6%	97.9%	118.3%

	As of
	September 30, 2026	December 31, 2025
Book value per share	$17.62	$16.97
Tangible book value per share(1)	$15.59	$14.76
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
Management uses growth and mix metrics to assess growth trends, changes in business mix, retention, and the scale of underwriting activities.
The following table summarizes our gross written premiums by line of business:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$112.2	$101.0	$11.2	11%
Renters	73.9	59.3	14.6	25%
Commercial Multi-Peril	107.8	66.0	41.8	63%
Casualty	187.6	76.3	111.3	146%
Other	16.6	8.6	8.0	93%
Total	$498.1	$311.2	$186.9	60%

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$306.2	$288.2	$18.0	6%
Renters	164.3	138.5	25.8	19%
Commercial Multi-Peril	341.2	200.0	141.2	71%
Casualty	467.7	175.5	292.2	166%
Other	33.3	18.5	14.8	80%
Total	$1,312.7	$820.7	$492.0	60%
For the three months ended September 30, 2026, gross written premium was $498.1 million, an increase of $186.9 million, or 60%, compared to $311.2 million for the three months ended September 30, 2025. The increase was primarily driven by growth in our Casualty and Commercial Multi-Peril lines of business. This growth was supported by increased volume from existing program relationships and expansion into new program relationships.
For the nine months ended September 30, 2026, gross written premium was $1,312.7 million, an increase of $492.0 million, or 60%, compared to $820.7 million for the nine months ended September 30, 2025. The increase was primarily driven by growth in our Casualty and Commercial Multi-Peril lines of business. This growth was supported by increased volume from existing program relationships and expansion into new program relationships.

The following table summarizes our net written premiums by line of business:

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$74.0	$75.7	$(1.7)	(2)%
Renters	28.8	26.4	2.4	9%
Commercial Multi-Peril	20.4	13.6	6.8	50%
Casualty	19.7	3.7	16.0	NM
Other	6.2	(1.5)	7.7	NM
Total	$149.1	$117.9	$31.2	26%

	Nine Months Ended September 30,
	2026	2025	Change	% Change
	(in millions, except percentages)
Line of Business
Homeowners	$210.9	$191.5	$19.4	10%
Renters(1)	59.0	83.0	(24.0)	(29)%
Commercial Multi-Peril	88.8	52.0	36.8	71%
Casualty	67.6	6.4	61.2	NM
Other	7.4	(7.8)	15.2	NM
Total	$433.7	$325.1	$108.6	33%
(1) In the first quarter of 2025, Renters net written premium exceeded gross written premium due to a one-time reduction in ceded unearned premium resulting from the restructuring of the Renters reinsurance program effective January 1, 2025.
“NM” (not meaningful) is used where the base period is near-zero and percentage change would be misleading.
For the three months ended September 30, 2026, net written premium was $149.1 million, an increase of $31.2 million, or 26%, compared to $117.9 million for the three months ended September 30, 2025. The increase was primarily driven by higher gross written premiums in our Casualty and Commercial Multi-Peril lines, higher retention levels in our Casualty line, and higher retention levels in our Other line due to assumed premium.
For the nine months ended September 30, 2026, net written premium was $433.7 million, an increase of $108.6 million, or 33%, compared to $325.1 million for the nine months ended September 30, 2025. The increase was primarily driven by higher gross written premiums in our Casualty and Commercial Multi-Peril lines, higher retention levels in our Casualty line, and higher retention levels in our Other line due to assumed premium.
Net retention, calculated as net written premium divided by gross written premium, was 30% and 38%, for the three months ended September 30, 2026 and 2025, respectively, and 33% and 40%, for the nine months ended September 30, 2026 and 2025, respectively.

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
Losses and loss adjustment expenses consisted of the following components during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Catastrophe losses	$8.3	$(0.3)	$20.6	$62.1
Non-catastrophe losses	64.4	47.8	159.4	122.3
Total losses and loss adjustment expenses	$72.7	$47.5	$180.0	$184.4

Net earned premium	$128.3	$99.7	$345.9	$281.0
Net loss ratio	56.7%	47.6%	52.1%	65.6%
Catastrophe loss ratio	6.5%	(0.3)%	6.0%	22.1%
Non-catastrophe loss ratio	50.2%	47.9%	46.1%	43.5%
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
Expense ratio is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Net earned premium	$128.3	$99.7	$345.9	$281.0

Net expenses:
Insurance related expenses	$39.3	$32.9	$112.9	$95.9
Technology and development expenses	11.0	8.0	30.5	24.2
Sales and marketing expenses	5.9	8.0	18.5	26.1
General and administrative expenses	17.0	16.5	51.4	50.4
Less: commission income, net and service and fee income	(19.7)	(13.6)	(55.0)	(48.4)
Total net expenses	$53.5	$51.8	$158.3	$148.2
Expense ratio	41.7%	52.0%	45.8%	52.7%

Combined Ratio
Combined ratio is defined as the sum of the net loss ratio and the expense ratio. Management uses the combined ratio as a comprehensive measure of underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss. Management uses this metric to evaluate our operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expense ratio	41.7%	52.0%	45.8%	52.7%
Net loss ratio	56.7%	47.6%	52.1%	65.6%
Combined ratio	98.4%	99.6%	97.9%	118.3%
Profitability, return and capital efficiency metrics
Adjusted Net Income
Adjusted Net Income is a non-GAAP financial measure, defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the Company received a deduction for these adjustments.
We define Adjusted Net Income as net income attributable to Hippo adjusted for, as applicable, (i) depreciation and amortization, (ii) stock-based compensation expense, (iii) the impact of other non-cash fair market value adjustments, (iv) impairment and restructuring related expenses, (v) gain or loss on the sale of a business, (vi) net realized gains or losses on investments and (vii) certain other items, which primarily include the receipt of earnout consideration and certain legal fees and settlement costs (gains), net of tax impact. We exclude the impact of depreciation and amortization, stock-based compensation expense, and non-cash fair market value adjustments, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful information regarding performance and ongoing cash-generation potential. We exclude impairment and restructuring related expenses, gain or loss on sale of business, and certain other items because we do not believe they are reflective of the cost of operating our business on an ongoing basis.
Management uses this measure to evaluate our underlying business performance. Adjusted net income does not reflect the overall profitability of our business.
Shown below is the adjusted net income for the following periods and a reconciliation of this measure of performance to net income as presented in the consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Net income attributable to Hippo	$8.8	$98.1	$26.0	$51.7
Adjustments:
Depreciation and amortization	4.9	4.7	14.5	15.6
Stock-based compensation	6.3	7.0	19.4	22.6
Fair value adjustments	—	—	—	(0.2)
Other items	—	(0.3)	(1.8)	0.5
Impairment and restructuring charges	—	3.8	—	5.0
Gain on sale of a business	—	(95.0)	—	(95.0)
Realized losses on investments	—	—	0.1	—
Tax impact of adjustments	—	—	—	—
Adjusted net income	$20.0	$18.3	$58.2	$0.2

Diluted Adjusted Earnings per Share
Diluted Adjusted Earnings per Share is a non‑GAAP financial measure defined as adjusted net income divided by the weighted average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. Management uses this measure to assess performance on a per-share basis across periods. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with GAAP, and other companies may define diluted adjusted earnings per share differently.
Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except share and per share data)
Adjusted net income	$20.0	$18.3	$58.2	$0.2
Weighted average common shares outstanding, diluted(1)	27,030,298	26,025,069	26,628,602	26,186,034
Diluted adjusted earnings per share	$0.74	$0.70	$2.19	$0.01
(1)For additional information refer to Note 15, Net Income Per Share Attributable to Common Stockholders, of the unaudited interim condensed consolidated financial statements.
Annualized Adjusted Return on Equity
Annualized adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. Management uses this measure to evaluate capital efficiency and returns generated on deployed capital. Annualized adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.
Annualized adjusted return on equity is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except percentages)
Annualized adjusted net income	$80.0	$73.2	$77.6	$0.3
Average Hippo stockholders’ equity	467.3	377.0	452.6	391.8
Annualized adjusted return on equity	17.1%	19.4%	17.1%	0.1%
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
Shown below are the tangible book value per share as of the following dates and a reconciliation of this measure of performance to Hippo stockholders’ equity as presented in the consolidated balance sheet.

	As of
	September 30, 2026	December 31, 2025
	(in millions, except share and per share data)
Hippo stockholders’ equity	$469.0	$436.1
Less: Intangible assets	13.1	13.8
Less: Capitalized internal use software	40.9	43.0
Tangible stockholders’ equity	$415.0	$379.3
Shares outstanding	26,621,710	25,699,704
Tangible book value per share	$15.59	$14.76
Liquidity and Capital Resources
Sources of Liquidity
Our existing sources of liquidity include cash and cash equivalents and marketable securities. As of September 30, 2026, we had $311.8 million of cash and cash equivalents, $15.0 million of restricted cash, and $499.1 million of available-for-sale fixed income securities and short-term investments. We believe our cash, cash equivalents and short-term securities will be sufficient to fund our operations for at least the next twelve months following the date of this Quarterly Report on Form 10-Q.
In addition, we are a member of the Federal Home Loan Bank (FHLB) of New York, which provides secured borrowing capacity. Our borrowing capacity as of September 30, 2026, is $59.4 million, and there were no outstanding amounts under this agreement.
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
Cash Flow Summary
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$124.2	$6.0	$118.2
Investing activities	$(51.5)	$14.5	$(66.0)
Financing activities	$4.0	$18.9	$(14.9)

Operating Activities
Cash provided by operating activities was $124.2 million for the nine months ended September 30, 2026, a change of $118.2 million, from cash provided by operating activities of $6.0 million for the nine months ended September 30, 2025. The increase was due primarily to growth in earned premium, and lower levels of losses paid due to the absence of claim payments related to the January 2025 LA Wildfires, partially offset by higher cash outflows for settlements of ceded reinsurance and lower cash inflow from agency commissions due to the sale of our homebuilder distribution network in the third quarter of 2025.
Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.
Investing Activities
Cash used in investing activities was $51.5 million for the nine months ended September 30, 2026, due primarily to the purchases of investment securities, partially offset by the maturities and sales of investment securities and proceeds of deferred consideration.
Cash provided by investing activities was $14.5 million for the nine months ended September 30, 2025, due primarily to the maturities of investment securities and the proceeds from sale of business, net of cash disposed, partially offset by purchases of investment securities.
Financing Activities
Cash provided by financing activities was $4.0 million for the nine months ended September 30, 2026, primarily driven by proceeds from common stock issuances and change in fiduciary liabilities.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts in our unaudited interim condensed consolidated financial statements. We evaluate our estimates on an ongoing basis, including those related to our revenue, losses and loss adjustment expense reserve, recoverability of our net deferred tax asset, and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates, or our estimates may be affected by different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K and the notes to the unaudited interim condensed consolidated financial statements appearing elsewhere in this Quarterly Report. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies from those discussed in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
The information set forth under Note 1 to the unaudited interim condensed consolidated financial statements under the caption “Description of Business and Summary of Significant Accounting Policies” is incorporated herein by reference.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 2 to the unaudited interim condensed consolidated financial statements under the caption “Investments” for additional information regarding interest rate risk.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Company Purchases of Equity Securities
There were no purchases of our common stock by the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three months ended September 30, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

From time to time, our officers (as defined in Rule 16a-1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). Other than as described below, during the quarter ended September 30, 2026, no director or “officer” of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1	Maximum No. of Shares to be Sold	Expiration Date
Richard McCathron (Chief Executive Officer)	Adopt	9/11/2026	X	—	150,000(2)	12/31/2027
Guy Zeltser (Chief Financial Officer)	Adopt	9/15/2026	X	—	21,000	12/31/2027
Laura Boettcher (Chief Operating Officer)	Adopt	8/17/2026	X	—	3,265(3)	11/30/2027
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Represents shares of common stock issuable upon the exercise of outstanding stock options held by Mr. McCathron and the sale of the underlying shares pursuant to the trading arrangement.
(3) In addition to the shares shown in the table, the trading arrangement provides for the sale of up to 18,149 shares of common stock issuable upon the vesting of outstanding RSUs that are expected to vest during the term of the trading arrangement, net of any shares withheld to satisfy applicable tax withholding obligations. The actual number of such shares to be sold is not determinable until each vesting occurs.

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HIPPO HOLDINGS INC.

Date: October 29, 2026	By:	/s/ Richard McCathron
	Name:	Richard McCathron
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2026	By:	/s/ Guy Zeltser
	Name:	Guy Zeltser
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)